Form 10QSB
period 2001-03-31
FIRST COMMUNITY CAPITAL CORP
filed 2001-05-15
CIK 1138677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                        Commission File Number 000-32609



                      FIRST COMMUNITY CAPITAL CORPORATION
       (Exact name of small business issuer as specified in its charter)


                   TEXAS                                    76-0676739
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                         Identification Number)


                               14200 GULF FREEWAY
                             HOUSTON, TEXAS  77034
          (Address of principal executive offices, including zip code)

                                 (281) 996-1000
                (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X].

As of May 10, 2001, there were 2,321,648 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X].

                      FIRST COMMUNITY CAPITAL CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
 Consolidated Statements of Condition as of March 31, 2001(Unaudited) and December 31, 2000                 3
 Consolidated Statements of Earnings for the Three Months Ended March 31, 2001
    and 2000 (Unaudited)                                                                                    4
 Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
    March 31, 2001 and 2000 (Unaudited)                                                                     5
 Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (Unaudited)       6
 Notes to Condensed Consolidated Financial Statements                                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              9

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 19
Item 2.  Changes in Securities and Use of Proceeds                                                         19
Item 3.  Defaults upon Senior Securities                                                                   20
Item 4.  Submission of Matters to a Vote of Security Holders                                               20
Item 5.  Other Information                                                                                 20
Item 6.  Exhibits and Reports on Form 8-K                                                                  20
Signatures                                                                                                 21

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe our future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

        . changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

        . changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

        . changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of the Company's borrowers to repay their loans according to their terms or a change in the value of the related collateral;

        . increased competition for deposits and loans adversely affecting rates and terms;

        . the timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

        . increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

        . the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

        . changes in the availability of funds resulting in increased costs or reduced liquidity;

        . increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

        . the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

        . the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

        . changes in statutes and government regulations or their interpretations applicable to banks and the Company's present and future subsidiaries, including changes in tax requirements and tax rates.

The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                      FIRST COMMUNITY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION
               MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000


                                                                 Consolidated               Bank Only
                                                                   March 31,               December 31,
                      ASSETS                                         2001                      2000
                                                                   ---------               ------------
Cash and due from banks                                            $ 11,469,902              $ 12,823,859
Federal funds sold                                                    7,150,000                 2,875,000
                                                                   ------------              ------------
     Total cash and cash equivalents                                 18,619,902                15,698,859

Securities available for sale                                        32,885,027                35,113,031
Deposits in financial institutions                                       99,000                         -
Other investments                                                       290,000                   290,000

Loans                                                               161,786,124               154,708,418
     Less allowance for possible credit losses                       (1,427,960)              (1,213,630)
                                                                   ------------              ------------
     Loans, net                                                     160,358,164               153,494,788

Bank premises and equipment, net                                      7,070,234                 6,897,233
Accrued interest receivable                                           1,384,268                 1,380,644
Federal Home Loan Bank stock                                            496,800                   490,100
Federal Reserve Bank stock                                              424,300                   424,300
Texas Independent Bank stock                                             40,000                    40,000
Cash surrender value of life insurance                                4,727,790                 2,358,120
Assets acquired by foreclosure and other assets                         612,950                    61,916
                                                                   ------------              ------------
                                                                   $227,008,435              $216,248,991
                                                                   ============              ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits:
       Noninterest-bearing                                         $ 55,691,928              $ 53,850,485
       Interest-bearing                                             146,385,895               143,719,532
                                                                   ------------              ------------
     Total Deposits                                                 202,077,823               197,570,017

Accrued interest payable and other liabilities                          801,848                   607,970
                                                                   ------------              ------------
     Total Liabilities                                              202,879,671               198,177,987
                                                                   ------------              ------------
Company Obligated Mandatorily Redeemable
     Trust Preferred Securities of Subsidiary Trust                   5,000,000                         -
                                                                   ------------              ------------
Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value, 5,000,000
     shares authorized, 2,321,648 shares
     issued and outstanding at March 31, 2001                            23,216                 5,696,370
     Capital surplus                                                 18,639,670                10,682,893
     Retained earnings                                                  197,493                 1,702,092
     Accumulated other comprehensive income (loss)                      268,385                  (10,351)
                                                                   ------------              ------------
     Total Stockholders' Equity                                      19,128,764                18,071,004
                                                                   ------------              ------------
                                                                   $227,008,435              $216,248,991
                                                                   ============              ============

See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                      Unaudited
                                                                          --------------------------------
                                                                         Consolidated           Bank Only
                                                                          March 31,             March 31,
                                                                             2001                  2000
                                                                          ----------           -----------
INTEREST INCOME
      Interest and fees on loans                                          $3,833,751            $3,009,482
      Securities available for sale                                          527,198               215,269
      Securities to be held to maturity                                            -                16,262
      Federal funds sold                                                      40,294                85,157
      Other investments                                                        7,575                     -
                                                                          ----------            ----------
      Total Interest Income                                                4,408,818             3,326,170
                                                                          ----------            ----------
INTEREST EXPENSE
      Deposits                                                             2,033,231             1,432,543
      Other borrowed funds                                                     1,655                 1,202
                                                                          ----------            ----------
      Total Interest Expense                                               2,034,886             1,433,745
                                                                          ----------            ----------
NET INTEREST INCOME                                                        2,373,932             1,892,425

PROVISION FOR POSSIBLE CREDIT LOSSES                                        (300,000)             (186,000)
                                                                          ----------            ----------
NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE CREDIT LOSSES                                               2,073,932             1,706,425
                                                                          ----------            ----------
NON-INTEREST INCOME
      Service charges                                                        463,640               230,070
      Other                                                                  135,659                26,905
                                                                          ----------            ----------
      Total Non-Interest Income                                              599,299               256,975
                                                                          ----------            ----------
NON-INTEREST EXPENSE
      Salaries and employee benefits                                       1,098,860               914,928
      Net occupancy and equipment expense                                    424,825               272,408
      Office expenses                                                        701,128               532,975
      Other                                                                   96,394               119,384
                                                                          ----------            ----------
      Total Non-Interest Expense                                           2,321,207             1,839,695
                                                                          ----------            ----------
EARNINGS BEFORE INCOME TAXES                                                 352,024               123,705

INCOME TAXES                                                                  36,325                42,060
                                                                          ----------            ----------
NET EARNINGS                                                                 315,699                81,645

OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized gain (loss) on available for sale securities                278,736               (19,631)
                                                                          ----------            ----------
COMPREHENSIVE INCOME                                                      $  594,435            $   62,014
                                                                          ==========            ==========

See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                        Consolidated
                                                                  March 31, 2001 (Unaudited)
                              -------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                 Other
                                      Common              Capital          Retained          Comprehensive
                                       Stock              Surplus          Earnings          Income (Loss)            Total
                              ---------------------    ------------     -------------      ----------------       -------------
Balance - December 31, 2000           $ 5,696,370       $10,682,893      $ 1,702,092           $ (10,351)           $18,071,004

Issuance of Common Stock
      (21,550 shares)                     107,750           355,575                -                   -                463,325

Net Earnings Prior to Exchange
      of Common Stock                           -                 -          118,206                   -                118,206

Exchange of Common Stock of
      Bank for Common Stock of
      Capital Corporation at
      March 1, 2001                    (5,780,904)        7,601,202       (1,820,298)                  -                      -

Net Earnings Subsequent to
      Exchange of Common Stock                  -                 -          197,493                   -                197,493

Unrealized Gain on Securities                   -                 -                -             278,736                278,736
                                                                                                                    -----------
Total Comprehensive Income                                                                                              594,435
                                  ---------------       -----------      -----------       -------------            -----------
Balance - March 31, 2001              $    23,216       $18,639,670      $   197,493           $ 268,385            $19,128,764
                                  ===============       ===========      ===========       =============            ===========

                                                                              Bank Only
                                                                       March 31, 2000 (Unaudited)
                              -------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                      Common              Capital         Retained         Comprehensive
                                       Stock              Surplus         Earnings         Income (Loss)              Total
                              ----------------------   ------------     -------------      ----------------       -------------
Balance - December 31, 1999           $ 5,149,540       $ 8,962,758      $ 1,121,232           $(375,834)           $14,857,696

Issuance of Common Stock
      (3,000 shares)                       15,000            15,000                -                   -                 30,000

Net Earnings                                    -                 -           81,645                   -                 81,645

Unrealized Loss on Securities                   -                 -                -             (19,631)              (19,631)
                                                                                                                    -----------
Total Comprehensive Income                                                                                               62,014
                                  ---------------       -----------      -----------       -------------            -----------
Balance - March 31, 2000              $ 5,164,540       $ 8,977,758      $ 1,202,877           $(395,465)           $14,949,710
                                  ===============       ===========      ===========       =============            ===========


See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                         (Unaudited)
                                                                         -------------------------------------------
                                                                         Consolidated                    Bank Only
                                                                           March 31,                     March 31,
                                                                              2001                          2000
                                                                         -------------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $   315,699                   $    81,645
                                                                           -----------                   -----------
     Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
      Provision for possible credit losses                                     300,000                       186,000
      Provision for depreciation                                               162,496                       124,993
      Amortization of deferred gain on sale of bank premises                   (18,483)                      (18,483)
      Amortization and accretion of premiums and
      discounts on investment securities, net                                    8,788                        (1,382)
      Gain on sale of investment securities, net                               (51,830)                            -
      Change in operating assets and liabilities:
      Accrued interest receivable                                               (3,624)                      (48,663)
      Assets acquired by foreclosure and other assets                         (676,142)                   (2,328,523)
      Accrued interest payable and other liabilities                           193,878                        15,602
                                                                           -----------                   -----------
      Total adjustments                                                        (84,917)                   (2,070,456)
                                                                           -----------                   -----------
      Net cash provided (used) by operating activities                         230,782                    (1,988,811)
                                                                           -----------                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities and sales of investment securities            7,151,393                             -
      Purchases of investment securities                                    (4,458,020)                            -
      Purchase of deposits in financial institutions                           (99,000)                            -
      Net increase in loans                                                 (7,163,376)                   (6,450,226)
      Purchases of bank premises and equipment                                (335,497)                     (539,765)
      Purchase of Federal Home Loan Bank stock                                  (6,700)                         (500)
      Change in cash surrender value of life insurance                      (2,369,670)                            -
                                                                           -----------                   -----------
      Net cash used by investing activities                                 (7,280,870)                   (6,990,491)
                                                                           -----------                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of stock                                              463,325                        30,000
      Proceeds from issuance of trust preferred securities                   5,000,000                             -
      Net increase in noninterest-bearing deposits                           1,841,443                     4,360,010
      Net increase in interest-bearing deposits                              2,666,363                    21,903,160
                                                                           -----------                   -----------
      Net cash provided by financing activities                              9,971,131                    26,293,170
                                                                           -----------                   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,921,043                    17,313,868

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            15,698,859                    11,014,079
                                                                           -----------                   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $18,619,902                   $28,327,947
                                                                           ===========                   ===========

See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Bank, N.A. for the year ended December 31, 2000.

NOTE B    FORMATION OF HOLDING COMPANY

          On November 16, 2000, First Community Capital Corporation (the "Company") entered into an Agreement and Plan of Reorganization with First Community Bank, N.A. and First Community Capital Corporation of Delaware, Inc., a Delaware corporation ("Delaware Company"), and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001. As a result, the Company owns 100% of the issued and outstanding shares of common stock of the Delaware Company and the Delaware Company owns 100% of the issued and outstanding common stock of the Bank.

NOTE C    ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUST

          During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I (the "Trust"), which issued $5.0 million of 10.18% capital securities to a third party. The Trust invested the proceeds in an equivalent amount of the Company's 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 ("Debentures"). These Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed the Trust's obligations under the capital securities. For financial reporting purposes, the Trust is treated as a subsidiary of the Company and consolidated in the Company financial statements. The capital securities are treated as Tier I capital by the Federal Reserve Board.

                      FIRST COMMUNITY CAPITAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

NOTE D    EARNINGS PER COMMON SHARE

          Earnings per common share ("EPS") were computed as follows:

          Weighted average shares outstanding for all periods assume the formation of First Community Capital Corporation had occurred as of January 1, 2000.

                                                             2001                           2000
                                                 ---------------------------      -----------------------
                                                    Number of          Per          Number of       Per
                                                     Shares           Share          Shares        Share
                                                 ---------------------------      -----------------------
Basic
Weighted Average Shares
  Outstanding                                      2,307,282           $0.14       2,061,816        $0.04
                                                                       =====                      =======
Diluted
Add incremental shares for:
Assumed exercise of outstanding options              110,953                          69,648
                                                  ----------                      ----------
                                                   2,418,235           $0.13       2,131,464        $0.04
                                                  ==========           =====      ==========      =======

NOTE E    STATEMENTS OF CASH FLOWS

          Interest payments of $2,049,675 and $1,377,796 were made during the three month periods ended March 31, 2001 and 2000, respectively. Federal income tax payments of approximately $133,000 and $0 were made during the three month periods ended March 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Community Capital Corporation (the "Company") was incorporated as a business corporation under the laws of the State of Texas in January 2001 to serve as a holding company for First Community Bank, N.A. (the "Bank"). The Company provides a diversified range of commercial banking products and services to small businesses, public and governmental organizations and consumers through eight full-service banking locations in or near Houston, Texas.

FORMATION OF HOLDING COMPANY

On November 16, 2000, the Company entered into an Agreement and Plan of Reorganization with the Bank and First Community Capital Corporation of Delaware, Inc., a Delaware corporation ("Delaware Company"), and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by shareholders of the Bank at a Special Meeting of Shareholders on February 15, 2001 and was consummated on March 1, 2001. As a result, the Company owns 100% of the issued and outstanding shares of common stock of the Delaware Company and the Delaware Company owns 100% of the issued and outstanding common stock of the Bank.

ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUST

During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I (the "Trust"), which issued $5.0 million of 10.18% capital securities to a third party. The Trust invested the proceeds in an equivalent amount of the Company's 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 ("Debentures"). These Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated March 28, 2001) of the Company. The Company has fully and unconditionally guaranteed the Trust's obligations under the capital securities. For financial reporting purposes, the Trust is treated as a subsidiary of the Company and consolidated in the corporate financial statements. The capital securities are treated as Tier 1 capital by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The treatment of the capital securities as Tier 1 capital, in addition to the ability to deduct the expense of the Debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital. The Company received net proceeds of $4.8 million, which will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities in the Houston metropolitan area through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions.

OVERVIEW

For the three months ended March 31, 2001, net income was $315,699, a $234,054 or 286.7% increase compared with net income of $81,645 for the three months ended March 31, 2000.

Total assets were $227,008,435 at March 31, 2001 compared with $216,248,991 at December 31, 2000, an increase of $10,759,444, or 5.0%. Total loans net of unearned discount and allowance for possible loan losses increased to $160,358,164 at March 31, 2001 from $153,494,788 at December 31, 2000, an increase of $6,863,376, or 4.5%. Total deposits were $202,077,823 at March 31, 2001 compared with $197,570,017 at December 31, 2000, an increase of $4,507,806, or 2.3%. Stockholders' equity increased approximately $1,057,760 during the three month period ended March 31, 2001 compared with year end 2000.

RESULTS OF OPERATIONS

Earnings

For the three months ended March 31, 2001, the Company earned $315,699 or $0.14 per weighted average common share ($0.13 per common share on a fully diluted basis), compared with $81,645 for the three months ended March

31, 2000, or $0.04 per weighted average common share ($0.04 per common share on a fully diluted basis). This increase in earnings is primarily due to asset growth and improved operating efficiency.

Net Interest Income

Net interest income is the primary source of income for the Company and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Company's depositors on interest bearing accounts. The differential or spread between interest income earned and interest expense incurred is affected both by the local and national economies and by competition from other depository and non-depository financial institutions. The Company closely scrutinizes competitors' rates and attempts to remain competitive in the market while maintaining the highest possible interest spread.

Net interest income increased $481,507 or 25.4% to $2,373,932 for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. The increase is attributable mainly to growth of the loan portfolio.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                                          2001                                    2000
                                                        -----------------------------------    ------------------------------------

                                                          AVERAGE      INTEREST    AVERAGE       AVERAGE      INTEREST   AVERAGE
                                                        OUTSTANDING    EARNED/     YIELD/      OUTSTANDING    EARNED/     YIELD/
                                                          BALANCE        PAID      RATE(1)       BALANCE        PAID      RATE(1)
                                                        -----------    --------   ---------    -----------    --------   ---------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans.......................................      $157,559      $3,834        9.87%      $125,238      $3,009        9.74%
   Taxable securities................................        31,205         488        6.34         15,393         228        6.00
   Tax-exempt securities.............................         3,862          47        4.94            392           4        4.14
Federal funds sold and other
   temporary investments.............................         3,283          40        4.94          6,741          85        5.11
                                                           --------      ------                   --------      ------
   Total interest-earning assets.....................       195,909       4,409        9.13%       147,764       3,326        9.13%

Less allowance for possible loan losses..............        (1,284)                                  (848)
                                                           --------                               --------
Total interest-earning assets, net of
    allowance for possible loan losses...............       194,625                                146,916
Noninterest-earning assets...........................        22,104                                 16,216
                                                           --------                               --------
   Total assets......................................      $216,729                               $163,132
                                                           ========                               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..................      $  2,979      $   10        1.36%      $  2,766      $    9        1.32%
   Savings and money market accounts.................        51,077         533        4.23         38,760         428        4.45
   Time deposits.....................................        93,109       1,490        6.49         69,869         996        5.78
Federal funds purchased and other borrowings.........           189           2        4.29            126           1        3.22
Company obligated mandatorily redeemable
    trust preferred securities of subsidiary trust...           167           -           -              -           -           -
                                                           --------      ------                   --------      ------
Total interest-bearing liabilities...................       147,521       2,035        5.59%       111,521       1,434        5.21%
                                                           --------      ------                   --------      ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits...............        50,473                                 36,438
   Other liabilities.................................           227                                    209
                                                           --------                               --------
   Total liabilities.................................       198,221                                148,168
                                                           --------                               --------
Shareholders' equity.................................        18,508                                 14,964
                                                           --------                               --------
   Total liabilities and shareholders' equity........      $216,729                               $163,132
                                                           ========                               ========
Net interest income..................................                    $2,374                                 $1,892
                                                                         ======                                 ======
Net interest spread..................................                                  3.54%                                  3.92%

Net interest margin(2)...............................                                  4.91%                                  5.19%

-------------------------
(1) Annualized.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

                                         Three Months Ended
                                           March 31, 2001
                                         compared with 2000
                                   ------------------------------
                                   Increase (Decrease)
                                           due to
                                   -------------------
                                    Volume       Rate      Total
                                   ---------   --------   -------
                                      (dollars in thousands)
Interest-earning assets:
  Loans, including fees..........    $  785       $ 40    $  825
  Investment securities..........       289         14       303
  Federal funds sold.............       (44)        (1)      (45)
                                     ------       ----    ------
    Total interest income........     1,030         53     1,083
                                     ------       ----    ------
Interest-bearing liabilities:
  Deposits other than time.......       127        (21)      106
  Time, $100,000 and over........       283         57       340
  Time under $100,000............        97         57       154
  Federal funds purchased........         1          -         1
                                     ------       ----    ------
    Total interest expense.......       508         93       601
                                     ------       ----    ------
        Net interest income......    $  522       $(40)   $  482
                                     ======       ====    ======

Provision for Possible Loan Losses

The provision for possible loan losses is established through charges to earnings in the form of a provision in order to bring the Company's allowance for possible loan losses to a level deemed appropriate by management based on the factors discussed under "-Allowance for Possible Loan Losses." The Company performs an analysis of its allowance for possible loan losses on a quarterly basis.

The provision for possible loan losses for the three months ended March 31, 2001 was $300,000, an increase of $114,000 from $186,000 for the three months ended March 31, 2000. The increased provision was made in response to the growth in the loan portfolio.

Non-Interest Income and Non-Interest Expense

The following table compares the various components of the change in non-interest income and expense information for the periods indicated:

                                         Three Months Ended
                                           March 31, 2001
                                         compared with 2000
                                      ------------------------
                                        Increase
                                       (Decrease)        %
                                      -------------   --------
                                       (dollars in thousands)
Non-interest income:
Service charges..................         $233,570      101.5%
Other operating income...........          108,754      404.2
                                          --------
    Total non-interest income....         $342,324      133.2%

Non-interest expense:
Salaries and employee benefits...         $183,932       20.1%
Occupancy expense and equipment..          152,417       56.0
Office expenses..................          168,153       31.5
Other operating expenses.........          (22,990)      19.3
                                          --------
    Total non-interest expense...         $481,512       26.2%
                                          ========

For the three months ended March 31, 2001, the Company earned $464,000 in income from service charges, an increase of $234,000 or 101.5% in income from service charges compared with income from service charges of $230,000 for the three months ended March 31, 2000. Total non-interest income increased in this period by $342,000 or 133.2% compared with the same period in 2000. The increase is mainly attributable to asset and liability growth of the Company and the related opportunity for fee income.

The major component of non-interest expense is employee compensation and benefits. The Company's non-interest expenses also include expenses which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising and supplies.

Non-interest expense for the three months ended March 31, 2001 increased $481,500 or 26.2% to $2,321,200 compared with non-interest expense of $1,839,700 in 2000. The increase is mainly the result of higher salaries and benefits, occupancy expenses and the costs of other services associated with loan and deposit growth.

INCOME TAXES

Income tax expense decreased $5,775 or 13.7% to $36,325 for the three months ended March 31, 2001 compared with $42,100 for the three months ended March 31, 2000. The decrease was the result of an increase in nontaxable interest income and an adjustment to the Company's deferred income tax asset for the benefit from fiscal 2000 nontaxable interest income.

FINANCIAL CONDITION

Loan Portfolio

The loan portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around Harris, Brazoria and Galveston Counties, Texas. At March 31, 2001, loans net of unearned discount had increased approximately $7,100,000 or 4.6% to $161,800,000 from $154,700,000 at December 31, 2000, primarily as a result of active business development efforts of the Company's officers, directors and employees.

The following table shows the composition of the Company's loan portfolio as of March 31, 2001 and December 31, 2000:

                                           March 31, 2001        December 31, 2000
                                       ---------------------   --------------------
                                         Amount     Percent      Amount     Percent
                                       ----------   --------   ----------   -------
                                                       (dollars in thousands)

Commercial..........................    $ 63,248       39.5%    $ 61,989       40.4%
Real estate.........................      93,875       58.6       87,687       57.1
Consumer (net)......................       4,501        2.8        5,033        3.3
                                        --------      -----     --------      -----
                                         161,786      100.9      154,709      100.8
Less: Allowance for possible loan
   losses...........................      (1,428)      (0.9)      (1,214)      (0.8)
                                        --------      -----     --------      -----
       Net loans....................    $160,358      100.0%    $153,495      100.0%
                                        ========      =====     ========      =====

At March 31, 2001 and at December 31, 2000, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $878,000 and $2,088,000, respectively, and unfunded loan commitments of $29,522,000 and $25,341,000, respectively. With respect to such unfunded loan commitments at March 31, 2001, the Company considers approximately 50% to be "firm" and will be exercised within the 2001 fiscal year.

Nonperforming Assets

The Company had $2,215,000 and $2,035,000 in nonperforming assets for the periods ended March 31, 2001 and December 31, 2000, respectively. The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan. As of March 31, 2001, 36 loans in the approximate amount of $2,148,000 were on a nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

Placing a loan on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest which had been accrued in the current year but not yet collected on the loan. Secondly, it eliminates future interest earnings with respect to that particular loan from the Company's revenues. Interest on such loans is not recognized until all of the principal is collected or until the loan is returned to a performing status.

The Company may renegotiate the terms of a loan because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was one loan in such status at March 31, 2001 and December 31, 2000.

The following table presents information regarding nonperforming assets of the dates indicated:

                                                                      As of         As of
                                                                    March 31,    December 31,
                                                                       2001         2000
                                                                    ---------    ------------
                                                                     (dollars in thousands)
Nonaccrual loans                                                     $2,148          $1,762
Restructured loans                                                       16              17
Loans which are contractually past due 90 or more days as to
  interest or principal payments but are not included above              51             256
                                                                     ------          ------
     Total nonperforming loans                                       $2,215          $2,035
Other real estate                                                        --              --
                                                                     ------          ------
     Total nonperforming assets                                      $2,215          $2,035
                                                                     ======          ======
Ratios:
  Nonperforming loans to total loans                                    1.4%            1.3%
  Nonperforming assets to total loans plus
      other real estate                                                 1.4%            1.3%

Allowance for Possible Loan Losses

The allowance for possible loan losses is established through charges to operating income in the form of a provision for possible loan losses. Actual credit losses or recoveries of loan losses are charged or credited directly to the allowance.

The amount of the allowance for possible loan losses is determined by management after considering several factors, including the historical loss experience of the Company in relation to outstanding loans, the existing level of the allowance for possible credit losses, reviews of loan quality by management and bank regulatory authorities, peer group information and an evaluation of the economy of the Company's lending area. In addition to specific allocations based on a review of individual credits, management makes a provision for possible loan losses on a monthly basis for unexpected or unforeseen possible loan losses. The Company performs an analysis of its allowance on a quarterly basis.

The Company charged off a net of $86,000 (0.05% of average loans) and $710,000 (0.51% of average loans) in loans during the three month period ended March 31, 2001 and the year ended December 31, 2000, respectively.

As of March 31, 2001, the Company's allowance for possible loan losses was $1,428,000 or 0.9% of the loans outstanding compared with $1,214,000 or 0.8% of the loans outstanding as of December 31, 2000. Although additional losses may occur, management believes the allowance for possible loan losses to be adequate to absorb probable losses inherent in the loan portfolio at March 31, 2001.

The following table summarizes averages of loan balances, changes in the allowance for possible loan losses arising from loans charged off and additions to the allowance which have been charged to operations for the periods indicated:

                                                                      As of and for         As of and for
                                                                    the three months        the year ended
                                                                  ended March 31, 2001    December 31, 2000
                                                                  ---------------------   ------------------
Loans (1):                                                                   (dollars in thousands)
------
Average total loans (net) outstanding during period............               $158,247             $138,967
                                                                              ========             ========
Total loans outstanding at end of period.......................               $161,786             $154,709
                                                                              ========             ========
Transactions in Allowance for Possible Loan Losses:
---------------------------------------------------
Balance at beginning of period.................................               $  1,214             $    803
Charge-offs for period:
  Commercial and industrial....................................                    (84)                (715)
  Real estate..................................................                      -                    -
  Consumer and other...........................................                     (8)                 (64)
Recoveries of loans previously charged off:
  Commercial and industrial....................................                      5                   44
  Real estate..................................................                      -                   25
  Consumer and other...........................................                      1                    -
                                                                              --------             --------
    Net charge offs............................................                    (86)                (710)
Provision for possible loan losses.............................                    300                1,121
                                                                              --------             --------
Allowance for possible loan losses at end of period............               $  1,428             $  1,214
                                                                              ========             ========
Ratios:
  Net loan charge-offs to average loans........................                   0.05%                0.51%
  Net loan charge-offs to end of period loans..................                   0.05%                0.46%
  Allowance for possible loan losses to average loans..........                   0.90%                0.87%
  Allowance for possible loan losses to end of period loans....                   0.88%                0.78%
  Net loan charge-offs to allowance for possible loan losses...                   6.02%               58.48%

________________________
(1) All loan amounts are net of unearned discount.

  The following table describes the allocation of the allowance for possible loan losses among various categories of loans and certain other information.
The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                                         As of                 As of
                                                                    March 31, 2001       December 31,2000
                                                                  -----------------   -----------------------
                                                                          Percent                   Percent
                                                                         of Loans                  of Loans
                                                                         to Gross                  to Gross
                                                               Amount      Loans      Amount          Loans
                                                               -------   ---------    -------     ------------
                                                                            (dollars in thousands)
Balance of allowance for possible loan losses applicable to:
Commercial and industrial....................................   $  495      39.10%    $  446              40.07%
Real estate..................................................      413      58.11        360              56.68
Consumer and other...........................................        1       2.79          1               3.25
Unallocated..................................................      519          -        407                  -
                                                                ------                ------
Total allowance for possible loan losses.....................   $1,428                $1,214
                                                                ======                ======

Deposit and Liability Management

The Company relies primarily on its deposit base to fund its lending activities. The Company follows a policy of paying interest rates on interest bearing accounts which are competitive with other commercial banks in its market area. It sells federal funds on an overnight basis and from time to time makes other investments with various maturities. The Company follows a policy of not soliciting or accepting brokered deposits.

The following table presents an analysis of deposits by type at the indicated dates:

                                                 March 31,   December 31,
                                                    2001         2000
                                                 ---------   ------------
                                                 (dollars in thousands)

Noninterest-bearing deposits....................  $ 55,692    $ 53,850
Interest-bearing deposits including IRA and
  public funds..................................   100,061
CDs in amounts of $100,000 or more..............    46,325      46,046
                                                  --------    --------
  Total deposits................................  $202,078    $197,570
                                                  ========    ========

The Company's total deposits increased from $197,570,000 as of December 31, 2000 to $202,078,000 as of March 31, 2001, which represented an increase of $4,508,000 or 2.3%. Noninterest-bearing deposits constituted 27.6% and 27.3% of total deposits at March 31, 2001 and December 31, 2000, respectively. No one person or small group of persons accounts for a material portion of the Company's deposits.

The amount of deposits in certificates of deposit ("CDs") including IRAs and public funds in amounts of $100,000 or more increased from 25.2% of deposits as of December 31, 2000 to 25.8% of deposits as of March 31, 2001.

Interest expense on CDs in amounts of $100,000 or more was $779,000 and $492,000 for the three months ended March 31, 2001 and 2000, respectively. This increase in interest expense is primarily due to a higher volume of CDs in amounts of $100,000 or more and higher interest rates paid thereon. The higher cost of such funds relative to other deposits has had a negative impact on the Company's net interest margin. Interest expense on CDs in amounts of $100,000 or more was $2,584,000 the year ended December 31, 2000.

Certificates of deposit outstanding in amounts of $100,000 or more by the amount of time remaining until maturity as of March 31, 2001 are summarized below:

                                  March 31, 2001
Remaining maturity            ----------------------
                              (dollars in thousands)

3 months or less..............        $ 9,276
Over 3 through 6 months.......         11,918
Over 6 through 12 months......         18,268
Over 12 months................         12,644
                                      -------
   Total......................        $52,106
                                      =======

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $9,138,000 as of March 31, 2001. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of March 31, 2001, the balance in this account was approximately $8,360,000. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

Liquidity

The Company's asset and liability management policy is intended to maintain adequate liquidity and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. The Company accomplishes this through management of the maturities of its interest-earning assets and interest-bearing liabilities. To the extent practicable, the Company attempts to match the maturities of its rate sensitive assets and liabilities. Liquidity is monitored daily and overall interest rate risk is assessed through reports showing both sensitivity ratios and existing dollar "gap" data. The Company believes its present position to be adequate to meet its current and future liquidity needs.

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $2,000,000 overnight line of credit with TIB-The Independent BankersBank, Dallas, Texas and has a borrowing line of credit established with the Federal Home Loan Bank of Dallas. See " -Deposit and Liability Management."

Investment Portfolio

Investment securities totaled $32,885,000 at March 31, 2001 compared with $35,113,000 at December 31, 2000, a decrease of $2,228,000 or 6.3%. The decrease was primarily due to loan growth and higher balances in Federal funds sold.

Capital Resources

Total stockholders' equity was $19,129,000 at March 31, 2001 compared with $18,071,000 at December 31, 2000, an increase of $1,058,000 or 5.9%. The increase was primarily due to the Company's earnings, increased market value in the "available for sale" investment portfolio and sales of common stock.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of the Currency ("OCC"). Both the Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy, respectively. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards of the Federal Reserve require bank holding companies with consolidated assets of $150,000,000 or more to have "Tier 1 capital" of at least 4.0% and "qualifying total capital" (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. Generally, the sum of Tier 1 capital and Tier 2 capital is "qualifying total capital."

The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the OCC's prompt corrective action regulations.

The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2001 to the minimum and well-capitalized regulatory standards:


                                        MINIMUM REQUIRED     TO BE WELL CAPITALIZED        ACTUAL
                                           FOR CAPITAL      UNDER PROMPT CORRECTIVE       RATIO AT
                                        ADEQUACY PURPOSES      ACTION PROVISIONS       MARCH 31, 2001
                                        -----------------   ------------------------   ---------------
THE COMPANY
   Leverage ratio..............................  4.00%(1)             N/A                  10.95%
   Tier 1 risk-based capital ratio.............  4.00                 N/A                  13.22
   Total risk-based capital ratio..............  8.00                 N/A                  14.02
THE BANK
   Leverage ratio..............................  4.00%(2)             5.00%                 8.64%
   Tier 1 risk-based capital ratio.............  4.00                 8.00                 10.45
   Total risk-based capital ratio..............  8.00                10.00                 11.25

_________________
(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  a. Not applicable

  b. Not applicable

  c. Recent Sales of Unregistered Securities

     On May 27, 1999, the Bank sold 3,000 shares of common stock to an officer of the Bank at a price of $6.75 per share pursuant to the officer's exercise of options granted under the Bank's 1996 Stock Option Plan.

     On June 25, 1999, the Bank sold 2,000 shares of common stock to an officer of the Bank at a price of $6.75 per share pursuant to the officer's exercise of options granted under the Bank's 1996 Stock Option Plan.

     On July 12, 1999, the Bank sold 6,000 shares of common stock to an officer of the Bank at a price of $5.00 per share pursuant to the officer's exercise of options granted under the Bank's 1996 Stock Option Plan.

     On August 4, 1999, the Bank sold 2,000 shares of common stock to an officer of the Bank at a price of $6.75 per share pursuant to the officer's exercise of options granted under the Bank's 1996 Stock Option Plan.

     On August 23, 1999, the Bank sold 3,000 shares of common stock to an officer of the Bank at a price of $5.00 per share pursuant to the officer's exercise of options granted under the Bank's 1996 Stock Option Plan.

     On March 1, 2000, the Bank sold 6,000 shares of common stock to an officer of the Bank at a price of $5.00 per share pursuant to the officer's exercise of options granted under the Bank's 1996 Stock Option Plan.

     Pursuant to a Confidential Private Offering Memorandum dated June 1, 1998, the Bank sold an aggregate of 160,000 shares of common stock to certain accredited investors at a price of $6.75 per share.

     Pursuant to a Prospectus dated June 16, 1999, the Bank sold an aggregate of 661,818 shares of common stock to the public at a price of $9.00 per share.

     Pursuant to a Prospectus dated August 1, 2000, the Bank sold an aggregate of 212,732 shares of common stock to the public in 2000 at a price of $10.75 per share and an aggregate of 43,100 shares of common stock to the public in 2001 at a price of $10.75 per share.

     On March 1, 2001, an aggregate of 2,321,648 shares of the Company's common stock were issued in the holding company formation to the shareholders of the Bank in exchange for all of the outstanding shares of common stock of the Bank.

     Except for the shares issued on March 1, 2001, the consideration for each sale was cash. Except for the shares issued on March 1, 2001, each of the above mentioned transactions represents the issuance and/or sale of shares of common stock of the Bank that were issued pursuant to the registration exemption provided by Section 3(a)(2) of the Securities Act of 1933, as amended. The shares issued on March 1, 2001 were issued pursuant to the registration exemption provided by Section 3(a)(12) of the Securities Act of 1933, as amended. Except for the shares issued on March 1, 2001, the number of shares of common stock and the per share price for the common stock have been adjusted to give effect to the two for one exchange ratio utilized in the holding company formation.

d.   Use of Proceeds

     The effective date of the Bank's Registration Statement for which use of proceeds information is being disclosed herein was August 1, 2000. The offering to which the Registration Statement related allowed existing shareholders to purchase 69,767 shares through September 15, 2000. At that time, unsubscribed shares and the remaining 160,233 shares were offered to other investors. For the account of the Bank, 127,916 shares of Common Stock were sold with an aggregate offering price of $2,750,194. In connection with the offering, the Bank incurred expenses of $49,904. No underwriting discounts or commissions were incurred and no offering expenses were paid to an affiliate of the Bank. The net proceeds of the offering to the Bank were $2,700,290, all of which the Bank used to finance growth, provide liquidity and increase regulatory capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 15, 2001, the Bank held a Special Meeting of Shareholders ("Special Meeting"). At the Special Meeting, the shareholders of the Bank approved the proposed consolidation of the Bank with FC Interim Bank, N.A., an interim national bank, in connection with the acquisition by the Company of 100% of the issued and outstanding shares of common stock of the Bank for the purpose of the Company becoming a holding company for the Bank. A total of 861,590 shares were voted in favor of the consolidation, 2,600 shares were voted against the consolidation and no shares abstained from voting.

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:  None

  b. No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COMMUNITY CAPITAL CORPORATION
                                            (Registrant)


Date: May 15, 2001            /s/ Nigel J. Harrison
                              --------------------------------
                              Nigel J. Harrison
                              President and Chief Executive Officer



Date:  May 15, 2001           /s/ Barry M. Blocker
                              -----------------------------
                              Barry M. Blocker
                              Senior Vice President and Chief Financial Officer