Form 10QSB
period 2001-06-30
FIRST COMMUNITY CAPITAL CORP
filed 2001-08-14
CIK 1138677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

As of August 10, 2001, there were 2,321,648 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X].

                      FIRST COMMUNITY CAPITAL CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Consolidated Statements of Condition as of June 30, 2001(Unaudited) and December 31,
             2000..................................................................................   3
         Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30,
             2001 and 2000 (Unaudited).............................................................   4
         Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
             June 30, 2001 and 2000 (Unaudited)....................................................   6
         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000
             (Unaudited)...........................................................................   7
         Notes to Condensed Consolidated Financial Statements......................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................................  11

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................  22
Item 2.  Changes in Securities and Use of Proceeds.................................................  22
Item 3.  Defaults upon Senior Securities...........................................................  22
Item 4.  Submission of Matters to a Vote of Security Holders.......................................  22
Item 5.  Other Information.........................................................................  23
Item 6.  Exhibits and Reports on Form 8-K..........................................................  23
Signatures.........................................................................................  24

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

                      FIRST COMMUNITY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION
                JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                 June 30,               December 31,
                      ASSETS                                                       2001                      2000
                      ------                                                     --------               ------------
                                                                               Consolidated                Bank Only

Cash and due from banks                                                         $ 13,438,449              $ 12,823,859
Federal funds sold                                                                 4,950,000                 2,875,000
                                                                             ---------------           ---------------
     Total cash and cash equivalents                                              18,388,449                15,698,859

Securities available for sale                                                     29,867,702                35,113,031
Deposits in financial institutions                                                    99,000                         -
Other investments                                                                    290,000                   290,000

Loans                                                                            169,130,274               154,708,418
     Less allowance for possible credit                                           (1,622,845)              (1,213,630)
     losses                                                                  ---------------           ---------------
     Loans, net                                                                  167,507,429               153,494,788

Bank premises and equipment, net                                                   7,262,805                 6,897,233
Accrued interest receivable                                                        1,253,914                 1,380,644
Federal Home Loan Bank stock                                                         502,200                   490,100
Federal Reserve Bank stock                                                           491,400                   424,300
Texas Independent Bank stock                                                          40,000                    40,000
Cash surrender value of life insurance                                             4,766,397                 2,358,120
Assets acquired by foreclosure and other assets                                      823,357                    61,916
                                                                             ---------------           ---------------
                                                                                $231,292,653              $216,248,991
                                                                             ===============           ===============
       LIABILITIES AND STOCKHOLDERS' EQUITY
     ----------------------------------------

Liabilities
     Deposits:
      Noninterest-bearing                                                       $ 60,004,503              $ 53,850,485
      Interest-bearing                                                           146,432,275               143,719,532
                                                                             ---------------           ---------------
     Total Deposits                                                              206,436,778               197,570,017

Accrued interest payable and other liabilities                                       814,886                   607,970
                                                                             ---------------           ---------------
     Total Liabilities                                                           207,251,664               198,177,987
                                                                             ---------------           ---------------
Company Obligated Mandatorily Redeemable
     Trust Preferred Securities of                                                 5,000,000                         -
     Subsidiary Trust                                                        ---------------           ---------------

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value, 5,000,000 shares authorized,
      2,321,648 shares issued and outstanding at June 30, 2001                        23,216                 5,696,370
     Capital surplus                                                              18,521,464                10,682,893
     Retained earnings                                                               374,229                 1,702,092
     Accumulated other comprehensive income (loss)                                   122,080                   (10,351)
                                                                             ---------------           ---------------
     Total Stockholders' Equity                                                   19,040,989                18,071,004
                                                                             ---------------           ---------------
                                                                                $231,292,653              $216,248,991
                                                                             ===============           ===============

See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                             Unaudited
                                                                 ------------------------------------
                                                                      2001                   2000
                                                                 ------------             -----------
                                                                 Consolidated              Bank Only
INTEREST INCOME
      Interest and fees on loans and leases                        $3,841,788             $3,339,174
      Securities available for sale                                   470,620                281,058
      Securities to be held to maturity                                     -                 17,463
      Federal funds sold                                               46,474                161,544
      Other investments                                                19,485                 15,716
                                                                   ----------             ----------
      Total Interest Income                                         4,378,367              3,814,955
                                                                   ----------             ----------
INTEREST EXPENSE
      Deposits                                                      1,853,860              1,725,629
      Other borrowed funds                                              2,168                  1,355
                                                                   ----------             ----------
      Total Interest Expense                                        1,856,028              1,726,984
                                                                   ----------             ----------
NET INTEREST INCOME                                                 2,522,339              2,087,971

PROVISION FOR POSSIBLE CREDIT LOSSES                                 (300,000)              (237,000)
                                                                   ----------             ----------
NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE CREDIT LOSSES                                        2,222,339              1,850,971
                                                                   ----------             ----------
NON-INTEREST INCOME
      Service charges                                                 512,213                323,098
      Other                                                           142,401                 30,671
                                                                   ----------             ----------
      Total Non-Interest Income                                       654,614                353,769
                                                                   ----------             ----------
NON-INTEREST EXPENSE
      Salaries and employee benefits                                1,337,575                995,792
      Net occupancy and equipment expense                             416,537                283,973
      Office expenses                                                 714,620                549,200
      Minority interest expense, trust preferred securities           130,078                      -
      Other                                                           143,448                112,069
                                                                   ----------             ----------
      Total Non-Interest Expense                                    2,742,258              1,941,034
                                                                   ----------             ----------
EARNINGS BEFORE INCOME TAXES                                          134,695                263,706
INCOME TAXES                                                           76,165                 89,660
                                                                   ----------             ----------
NET EARNINGS                                                           58,530                174,046
OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized loss on available for sale securities               (146,305)               (38,378)
                                                                   ----------             ----------
COMPREHENSIVE (LOSS) INCOME                                        $  (87,775)            $  135,668
                                                                   ==========             ==========

                      FIRST COMMUNITY CAPITAL CORPORATION
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                    Unaudited
                                                                     ----------------------------------
                                                                          2001                   2000
                                                                       ---------               -------
                                                                     Consolidated             Bank Only
INTEREST INCOME
      Interest and fees on loans and leases                           $7,675,539              $6,348,656
      Securities available for sale                                      997,818                 496,327
      Securities to be held to maturity                                        -                  33,725
      Federal funds sold                                                  86,768                 246,701
      Other investments                                                   27,060                  15,716
                                                                      ----------              ----------
      Total Interest Income                                            8,787,185               7,141,125
                                                                      ----------              ----------
INTEREST EXPENSE
      Deposits                                                         3,887,091               3,158,172
      Other borrowed funds                                                 3,823                   2,557
                                                                      ----------              ----------
      Total Interest Expense                                           3,890,914               3,160,729
                                                                      ----------              ----------
NET INTEREST INCOME                                                    4,896,271               3,980,396

PROVISION FOR POSSIBLE CREDIT LOSSES                                    (600,000)               (423,000)
                                                                      ----------              ----------
NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE CREDIT LOSSES                                           4,296,271               3,557,396
                                                                      ----------              ----------
NON-INTEREST INCOME
      Service charges                                                    975,853                 553,168
      Other                                                              278,060                  57,576
                                                                      ----------              ----------
      Total Non-Interest Income                                        1,253,913                 610,744
                                                                      ----------              ----------
NON-INTEREST EXPENSE
      Salaries and employee benefits                                   2,436,435               1,910,720
      Net occupancy and equipment expense                                841,362                 556,381
      Office expenses                                                  1,415,748               1,082,175
      Minority interest expense, trust preferred securities              130,078                       -
      Other                                                              239,842                 231,453
                                                                      ----------              ----------
      Total Non-Interest Expense                                       5,063,465               3,780,729
                                                                      ----------              ----------
EARNINGS BEFORE INCOME TAXES                                             486,719                 387,411
INCOME TAXES                                                             112,490                 131,720
                                                                      ----------              ----------
NET EARNINGS                                                             374,229                 255,691
OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized gain (loss) on available for sale securities            132,431                 (58,009)
                                                                      ----------              ----------
COMPREHENSIVE INCOME                                                  $  506,660              $  197,682
                                                                      ==========              ==========

See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                           June 30, 2001 (Unaudited) - Consolidated
                                      -----------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                        Common            Capital         Retained         Comprehensive
                                         Stock            Surplus         Earnings         Income (Loss)        Total
                                      -----------         -------         --------         -------------        -----
Balance - December 31, 2000           $ 5,696,370       $10,682,893      $ 1,702,092           $ (10,351)     $18,071,004

Issuance of Common Stock
      (21,550 shares)                     107,750           355,575                -                   -          463,325

Exchange of Common Stock of
      Bank for Common Stock of
      Capital Corporation              (5,780,904)        7,482,996       (1,702,092)                  -                -

Net Earnings Subsequent to
      Exchange of Common Stock                  -                 -          374,229                   -          374,229

Unrealized Gain on Securities                   -                 -                -             132,431          132,431
                                                                                                              -----------
Total Comprehensive Income                                                                                        506,660
                                  ---------------       -----------      -----------       -------------      -----------
Balance - June 30, 2001               $    23,216       $18,521,464      $   374,229           $ 122,080      $19,040,989
                                  ===============       ===========      ===========       =============      ===========

                                                                   June 30, 2000 (Unaudited) - Bank Only
                                      -----------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                         Common           Capital         Retained         Comprehensive
                                          Stock           Surplus         Earnings         Income (Loss)       Total
                                      -----------------------------------------------------------------------------------
Balance - December 31, 1999           $ 5,149,540       $ 8,962,758      $ 1,121,232           $(375,834)     $14,857,696

Issuance of Common Stock
      (3,000 shares)                       15,000            15,000                -                   -           30,000

Net Earnings                                    -                 -          255,691                   -          255,691

Unrealized Loss on Securities                   -                 -                -             (58,009)        (58,009)
                                                                                                              -----------
Total Comprehensive Income                                                                                        197,682
                                  ---------------       -----------      -----------       -------------      -----------
Balance - June 30, 2000               $ 5,164,540       $ 8,977,758      $ 1,376,923           $(433,843)     $15,085,378
                                  ===============       ===========      ===========       =============      ===========

See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                             (Unaudited)
                                                                               -------------------------------------
                                                                                   2001                     2000
                                                                               ------------            -------------
                                                                               Consolidated              Bank Only
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                             $    374,229             $    255,691
                                                                               ------------             ------------
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
      Provision for possible credit losses                                          600,000                  423,000
      Provision for depreciation                                                    331,921                  257,571
      Amortization of deferred gain on sale of bank premises                        (36,966)                 (36,966)
      Amortization and accretion of premiums and
        discounts on investment securities, net                                      80,309                        -
      Gain on sale of investment securities, net                                   (142,942)                       -
      Change in operating assets and liabilities:
        Accrued interest receivable                                                 126,730                 (206,055)
        Assets acquired by foreclosure and other assets                            (792,696)                (215,161)
        Accrued interest payable and other liabilities                              206,916                 (100,059)
                                                                               ------------             ------------
      Total adjustments                                                             373,272                  122,330
                                                                               ------------             ------------
      Net cash provided by operating activities                                     747,501                  378,021
                                                                               ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities and sales of investment securities                18,796,321                  252,734
      Purchases of investment securities                                        (13,287,707)              (6,458,708)
      Purchase of deposits in financial instruments                                 (99,000)                       -
      Net increase in loans                                                     (14,612,641)             (18,789,904)
      Purchases of bank premises and equipment                                     (697,493)                (726,984)
      Purchase of Federal Home Loan Bank stock                                      (12,100)                  (7,400)
      Purchase of Federal Reserve Bank Stock                                        (67,100)                (184,100)
      Change in cash surrender value of life insurance                           (2,408,277)              (2,340,048)
                                                                               ------------             ------------
      Net cash used by investing activities                                     (12,387,997)             (28,254,410)
                                                                               ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of stock                                                   463,325                   30,000
      Proceeds from issuance of trust preferred securities                        5,000,000                        -
      Net increase in noninterest-bearing deposits                                6,154,018                8,191,332
      Net increase in interest-bearing deposits                                   2,712,743               30,886,449
                                                                               ------------             ------------
      Net cash provided by financing activities                                  14,330,086               39,107,781
                                                                               ------------             ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,689,590               11,231,392
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 15,698,859               11,014,079
                                                                               ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 18,388,449             $ 22,245,471
                                                                               ============             ============

See accompanying notes.

                      FIRST COMMUNITY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Bank, N.A. for the year ended December 31, 2000.

NOTE B    FORMATION OF HOLDING COMPANY

          On November 16, 2000, First Community Capital Corporation (the "Company") entered into an Agreement and Plan of Reorganization with the First Community Bank, N.A. and First Community Capital Corporation of Delaware, Inc., a Delaware corporation ("Delaware Company"), and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001. As a result, the Company owns 100% of the issued and outstanding shares of common stock of the Delaware Company and the Delaware Company owns 100% of the issued and outstanding common stock of the Bank.

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

                      FIRST COMMUNITY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE D    EARNINGS PER COMMON SHARE

          Earnings per common share ("EPS") were computed as follows:

          Weighted average shares outstanding for all periods assume the formation of First Community Capital Corporation had occurred as of January 1, 2000.

                                                                        Three Months Ended June 30
                                          -------------------------------------------------------------------------------------
                                                           2001                                           2000
                                          --------------------------------------       ----------------------------------------
                                                                       Per                                            Per
                                                Amount                Share                    Amount                Share
                                          --------------------------------------       ----------------------------------------

       Net Income                                $   58,530                                     $  174,046
       ----------                                ==========                                     ==========
         Basic
         -----
Weighted Average Shares
  Outstanding                                     2,321,648                $0.03                 2,065,816                $0.08
                                                                     ===========                                    ===========
         Diluted
         -------
Add incremental shares for:
Assumed exercise of outstanding options             110,953                                        109,000
                                                 ----------                                     ----------
                                                  2,432,601                $0.02                 2,174,816                $0.08
                                                 ==========          ===========                ==========          ===========

                                                                         Six Months Ended June 30
                                          -------------------------------------------------------------------------------------
                                                           2001                                           2000
                                          --------------------------------------       ----------------------------------------
                                                                       Per                                            Per
                                                Amount                Share                    Amount                Share
                                          --------------------------------------       ----------------------------------------
       Net Income                                $  374,229                                     $  255,691
       ----------                                ==========                                     ==========
         Basic
         -----
Weighted Average Shares
  Outstanding                                     2,314,464                $0.16                 2,063,816                $0.12
                                                                     ===========                                    ===========
         Diluted
         -------
Add incremental shares for:
Assumed exercise of outstanding options             110,953                                        109,000
                                                 ----------                                     ----------
                                                  2,425,417                $0.15                 2,172,816                $0.12
                                                 ==========          ===========                ==========          ===========

                      FIRST COMMUNITY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE E    STATEMENTS OF CASH FLOWS

          Interest payments of $4,038,839 and $3,057,009 were made during the six-month periods ended June 30, 2001 and 2000, respectively. Federal income tax payments of approximately $133,000 and $169,720 were made during the six-month periods ended June 30, 2001 and 2000, respectively.


NOTE F    SUBSEQUENT EVENTS

          In July 2001, the Bank borrowed an additional $23.3 million from the Federal Home Loan Bank. The loan terms were 90 days, 2 years, and 3 years fixed. The rates ranged from 3.781% to 5.017%. These funds were subsequently invested in mortgage-backed securities with coupon rates ranging from 6.0% to 7.0%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Community Capital Corporation (the "Company") was incorporated as a business corporation under the laws of the State of Texas in January 2001 to serve as a holding company for First Community Bank, N.A. (the "Bank"). The Company provides a diversified range of commercial banking products and services to small businesses, public and governmental organizations and consumers through ten banking locations in or near Houston, Texas.

RECENT DEVELOPMENTS

In January 2001, First Community Advisors, Inc., a Texas corporation, was formed to be a wholly-owned financial subsidiary of the Bank. Initially, First Community Advisors plans to offer insurance products and services to Bank customers and the public through its employees and through other arrangements with insurance providers.

OVERVIEW

For the three months ended June 30, 2001, net income was $58,530, a $115,516 or 66.4% decrease compared with net income of $174,046 for the three months ended June 30, 2000. For the six months ended June 30, 2001, net income was $374,229, a $118,538 or 46.4% increase compared with net income of $255,691 for the six months ended June 30, 2000.

Total assets were $231,292,653 at June 30, 2001 compared with $216,248,991 at December 31, 2000, an increase of $15,043,662, or 7.0%. Total loans net of unearned discount and allowance for possible loan losses increased to $167,507,429 at June 30, 2001 from $153,494,788 at December 31, 2000, an increase of $14,012,641 or 9.1%. Total deposits were $206,436,778 at June 30, 2001 compared with $197,570,017 at December 31, 2000, an increase of $8,866,761, or 4.5%. Stockholders' equity of $19,040,989 at June 30, 2001 increased $969,985 from $18,071,004 at December 31, 2000.

RESULTS OF OPERATIONS

Earnings

For the three months ended June 30, 2001, the Company earned $58,530 or $0.03 per weighted average common share ($0.02 per common share on a fully diluted basis), compared with $174,046 for the three months ended June 30, 2000, or $0.17 per weighted average common share ($0.16 per common share on a fully diluted basis). This decrease in earnings was primarily due to an increase in non-interest expense, including an additional $216,000 in compensation expense incurred for a third pay period in May 2001 which resulted from a change in payroll accounting to a bi-weekly basis and interest expense of $130,000 on the junior subordinated debentures issued by the Company to a subsidiary trust in March 2001.

For the six months ended June 30, 2001, the Company earned $374,229 or $0.16 per weighted average common share ($0.15 per common share on a fully diluted basis), compared with $255,691 for the six months ended June 30, 2000, or $0.12 per weighted average common share ($0.12 per common share on a fully diluted basis). The increase in earnings was primarily due to increased earning assets, mainly loans.

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

Net interest income increased $434,000 or 20.8% to $2,522,000 for the three months ended June 30, 2001 compared with $2,088,000 for the three months ended June 30, 2000. Net interest income increased $916,000 or 23.0% to $4,896,000 for the six months ended June 30, 2001 compared with $3,980,000 for the six months ended June 30, 2001. The increase in both periods is primarily attributable to growth of the loan portfolio.

The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                                     THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------
                                                              2001                                 2000
                                             -----------------------------------    ------------------------------------
                                               AVERAGE      INTEREST    AVERAGE       AVERAGE      INTEREST    AVERAGE
                                             OUTSTANDING    EARNED/     YIELD/      OUTSTANDING    EARNED/     YIELD/
                                               BALANCE        PAID     RATE/(1)/      BALANCE        PAID     RATE/(1)/
                                             -----------    --------   ---------    -----------    --------   ---------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans                                  $164,609      $3,842        9.34%      $136,474      $3,340        9.79%
   Taxable securities                             27,959         437        6.25         17,643         292        6.62
   Tax-exempt securities                           4,461          52        4.66            488           6        4.92
Federal funds sold and other
   temporary investments                           4,204          47        4.47         11,753         177        6.02
                                                --------      ------                   --------      ------
   Total interest-earning assets                 201,233       4,378        8.70%       166,358       3,815        9.17%
Less allowance for possible loan losses           (1,514)                                  (722)
                                                --------                               --------
Total interest-earning assets, net of
    allowance for possible loan losses           199,719                                165,636
Noninterest-earning assets                        29,432                                 18,216
                                                --------                               --------
   Total assets                                 $229,151                               $183,852
                                                ========                               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits             $  3,703      $   12        1.30%      $  2,678      $    8        1.19%
   Savings and money market accounts              59,947         557        3.72         47,440         557        4.70
   Time deposits                                  86,597       1,285        5.95         77,273       1,160        6.00
Federal funds purchased and other borrowings         150           2        5.35            138           2        5.80
    borrowings                                  --------      ------                   --------      ------
Total interest-bearing liabilities               150,397       1,856        4.95%       127,529       1,727        5.42%
                                                --------      ------                   --------      ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits            54,322                                 40,996
   Other liabilities                                 347                                    229
                                                --------                               --------
Total liabilities                                205,066                                168,754
                                                --------                               --------
Company obligated mandatorily redeemable
    trust preferred securities
    of subsidiary trust                            5,000                                     --
Shareholders' equity                              19,085                                 15,098

   Total liabilities and shareholders'
      equity                                    $229,151                               $183,852
                                                ========                               ========
Net interest income                                           $2,522                                 $2,088
                                                              ======                                 ======
Net interest spread                                                         3.75%                                  3.75%
Net interest margin/(2)/                                                    5.01%                                  5.02%

_______________
(1)  Annualized.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------------------------------------------------
                                                                           2001                                2000
                                                        -----------------------------------   -------------------------------------
                                                          AVERAGE      INTEREST    AVERAGE       AVERAGE      INTEREST    AVERAGE
                                                        OUTSTANDING    EARNED/     YIELD/      OUTSTANDING    EARNED/     YIELD/
                                                          BALANCE        PAID     RATE/(1)/      BALANCE        PAID     RATE/(1)/
                                                        -----------    --------   ---------    -----------    --------   ---------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans                                             $161,104      $7,676        9.53%      $130,856      $6,349        9.70%
   Taxable securities                                        29,573         924        6.30         16,518         520        6.30
   Tax-exempt securities                                      4,163          99        4.76            440          10        4.54
Federal funds sold and other
   temporary investments                                      3,746          88        4.70          9,247         262        5.67
                                                           --------      ------                   --------      ------
   Total interest-earning assets                            198,586       8,787        8.92%       157,061       7,141        9.09%
Less allowance for possible loan losses                      (1,400)                                  (785)
                                                           --------                               --------
Total interest-earning assets, net of
    allowance for possible loan losses                      197,186                                156,276
Noninterest-earning assets                                   26,585                                 17,216
                                                           --------                               --------
   Total assets                                            $223,771                               $173,492
                                                           ========                               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits                        $  3,343      $   23        1.38%      $  2,722      $   17        1.25%
   Savings and money market accounts                         55,623       1,093        3.93         43,100         985        4.57
   Time deposits                                             89,835       2,771        6.22         73,571       2,156        5.86
Federal funds purchased and other borrowings                    166           3        3.61            132           3        4.54
                                                           --------      ------                   --------      ------
Total interest-bearing liabilities                          148,967       3,890        5.27%       119,525       3,161        5.28%
                                                           --------      ------                   --------      ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits                       52,204                                 38,717
   Other liabilities                                          1,544                                    219
                                                           --------                               --------
Total liabilities                                           202,715                                158,461
                                                           --------                               --------
Company obligated mandatorily redeemable
    trust preferred securities of subsidiary trust            2,500
Shareholders' equity                                         18,556                                 15,031

   Total liabilities and shareholders'
      equity                                               $223,771                               $173,492
                                                           ========                               ========
Net interest income                                                      $4,897                                 $3,980
                                                                         ======                                 ======
Net interest spread                                                                    3.65%                                  3.81%
Net interest margin/(2)/                                                               4.93%                                  5.07%

__________________
(1) Annualized.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, in an attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates:

                                        Three Months Ended                    Six Months Ended
                                           June 30, 2001                        June 30, 2001
                                        compared with 2000                   compared with 2000
                                   -----------------------------    --------------------------------
                                   Increase (Decrease)              Increase (Decrease)
                                          due to                          due to
                                   --------------------             -------------------
                                    Volume       Rate     Total     Volume      Rate         Total
                                   ---------   --------   ------   --------   --------     ---------
                                                           (dollars in thousands)
Interest-earning assets:
  Loans, including fees               $ 653      $(151)   $ 502     $1,437        $(110)      $1,327
  Investment securities                 207        (16)     191        493            -          493
  Federal funds sold                   (114)       (16)    (130)      (157)         (17)        (174)
                                      -----      -----    -----     ------        -----       ------
    Total interest income               746       (183)     563      1,773         (127)       1,646
                                      -----      -----    -----     ------        -----       ------

Interest-bearing liabilities:
   Deposits other than time             118       (114)       4        249         (135)         114
   Time, $100,000 and over              174        (57)     117        397           46          443
Time under $100,000                     (43)        51        8         79           93          172
Federal funds purchased                   -          -        -          1           (1)          --
                                      -----      -----    -----     ------        -----       ------
    Total interest expense              249       (120)     129        726            3          729
                                      -----      -----    -----     ------        -----       ------
        Net interest income           $ 497      $ (63)   $ 434     $1,047        $(130)      $  917
                                      =====      =====    =====     ======        =====       ======

Provision for Possible Loan Losses

The provision for possible loan losses is established through charges to earnings in the form of a provision in order to bring the Company's allowance for possible loan losses to a level deemed appropriate by management based on the factors discussed under "-Financial Condition--Allowance for Possible Loan Losses." The Company performs an analysis of its allowance for possible loan losses on a quarterly basis.

For the six months ended June 30, 2001, the provision for possible loan losses increased by $177,000 to $600,000 compared with $423,000 for the six months ended June 30, 2000. The provision for possible loan losses for the three months ended June 30, 2001 was $300,000, an increase of $63,000 compared with $237,000 for the three months ended June 30, 2000. The increased provision for both periods was made in response to the growth in the loan portfolio.

Non-Interest Income and Non-Interest Expense

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

                                     Three Months Ended      Six Months Ended
                                       June 30, 2001          June 30, 2001
                                     compared with 2000     compared with 2000
                                   --------------------------------------------
                                    Increase              Increase
                                   (Decrease)     %      (Decrease)        %
                                   ----------   ------   ----------   ---------
                                               (dollars in thousands)
Non-interest income:
--------------------
Service charges                         $189     58.5%      $  423        76.5%
Other operating income                   112    361.3          220       379.3
                                        ----                ------
    Total non-interest income           $301     85.0       $  643       105.2
                                        ====                ======
Non-interest expense:
---------------------
Salaries and employee benefits          $342     34.3       $  525        27.5
Occupancy expense and equipment          132     46.5          285        51.3
Office expenses                          166     30.2          334        30.9
Minority interest expense, trust
 preferred securities                    130    100.0          130       100.0
Other operating expenses                  31     27.7            8         3.5
                                        ----                ------
     Total non-interest expense         $801     41.3%      $1,282        33.9%
                                        ====                ======

For the three months ended June 30, 2001, the Company earned $512,000 in income from service charges, an increase of $189,000 or 58.5% compared with income from service charges of $323,000 for the three months ended June 30, 2000. Total non-interest income increased in this period by $301,000 or 85.0% compared with the same period in 2000. The increase is mainly attributable to asset and liability growth of the Company and the related opportunity for fee income.

For the six months ended June 30, 2001, the Company earned $976,000 in income from service charges, an increase of $423,000 or 76.5% compared with income from service charges earned during the six months ended June 30, 2000. Total non-interest income increased in this period by $643,000 or 105.2% compared with the same period in 2000. The increase is mainly attributable to asset and liability growth of the Company and the related opportunity for fee income.

The major component of non-interest expense is employee compensation and benefits. The Company's non-interest expenses also include expenses which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising and supplies.

Non-interest expense for the three months ended June 30, 2001 increased $801,000 or 41.3% to $2,742,000 compared with non-interest expense of $1,941,000 for the three months ended June 30, 2000. Non-interest expense for the six months ended June 30, 2001 increased $1,283,000 or 33.9% to $5,063,000 compared with the same period in 2000. The increase is mainly the result of higher salaries and benefits, an additional $216,000 compensation expense incurred for a third pay period in May 2001 which resulted from a change in payroll accounting to a bi-weekly basis, occupancy expenses and the costs of other services associated with loan and deposit growth.

INCOME TAXES

Income tax expense decreased $14,000 or 15.1% to $76,000 for the three months ended June 30, 2001 compared with $90,000 for the three months ended June 30, 2000. The decrease was the result of the decline in earnings before income taxes for 2001. Income tax expenses for the three months ended June 30, 2000 was also lower than expected due to an adjustment to the Company's deferred income tax asset for the benefit from fiscal 2000 nontaxable interest income.

FINANCIAL CONDITION

Loan Portfolio

The loan portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around Harris, Brazoria and Galveston Counties, Texas. At June 30, 2001, loans net of unearned discount had increased approximately $14,400,000 or 9.3% to $169,100,000 from $154,700,000 at December 31, 2000, primarily as a result of active business development efforts of the Company's officers, directors and employees.

The following table shows the composition of the Company's loan portfolio as of June 30, 2001 and December 31, 2000:

                                               June 30, 2001        December 31, 2000
                                          ---------------------   ---------------------
                                            Amount     Percent      Amount      Percent
                                          ----------   --------   ----------   --------
                                                        (dollars in thousands)
Commercial                                 $ 65,470       39.1%    $ 61,989      40.4%
Real estate                                  98,240       58.6       87,687      57.1
Consumer (net)                                4,107        2.5        5,033       3.3
Leases (net)                                  1,313        0.8            -         -
                                           --------      -----     --------     -----
                                            169,130      101.0      154,709     100.8
Less: Allowance for possible loan losses     (1,623)      (1.0)      (1,214)     (0.8)
                                           --------      -----     --------     -----
       Net loans                           $167,507      100.0%    $153,495     100.0%
                                           ========      =====     ========     =====

At June 30, 2001 and at December 31, 2000, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $560,000 and $2,088,000, respectively, and unfunded loan commitments of $30,694,000 and $25,341,000, respectively. With respect to such unfunded loan commitments at June 30, 2001, the Company considers approximately 50% to be "firm" and will be exercised within the 2001 fiscal year.

Nonperforming Assets

The Company had $2,968,000 and $2,035,000 in nonperforming assets at June 30, 2001 and December 31, 2000, respectively. The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan. As of June 30, 2001, 39 loans in the approximate amount of $2,916,000 were on a nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

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

The Company may renegotiate the terms of a loan because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were 2 loans in such status at June 30, 2001 and one loan in such status at December 31, 2000.

The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                    As of         As of
                                                                  June 30,    December 31,
                                                                    2001          2000
                                                                  --------    ------------
                                                                   (dollars in thousands)
Nonaccrual loans                                                    $2,916          $1,762
Restructured loans                                                      52              17
Loans which are contractually past due 90 or more days as to
  interest or principal payments but are not included above              -             256
                                                                    ------          ------
     Total nonperforming loans                                      $2,968          $2,035
Other real estate                                                        -               -
                                                                    ------          ------
     Total nonperforming assets                                     $2,968          $2,035
                                                                    ======          ======
Ratios:
  Nonperforming loans to total loans                                   1.8%            1.3%
  Nonperforming assets to total loans plus
      other real estate                                                1.8%            1.3%

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

The Company charged off a net of $191,000 (0.12% of average loans) and $710,000 (0.51% of average loans) in loans during the six month period ended June 30, 2001 and the year ended December 31, 2000, respectively.

As of June 30, 2001, the Company's allowance for possible loan losses was $1,623,000 or 0.96% of the loans outstanding compared with $1,214,000 or 0.78% of the loans outstanding as of December 31, 2000. Although additional losses may occur, management believes the allowance for possible loan losses to be adequate to absorb probable losses inherent in the loan portfolio at June 30, 2001.

The following table summarizes averages of loan balances, changes in the allowance for possible loan losses arising from loans charged off and additions to the allowance which have been charged to operations for the periods indicated:

                                                                     As of and for         As of and for
                                                                     the six months        the year ended
                                                                  ended June 30, 2001    December 31, 2000
                                                                  --------------------   ------------------
Loans /(1)/:                                                               (dollars in thousands)
------------
Average total loans (net) outstanding during period                         $ 161,104             $138,967
                                                                            =========             ========
Total loans outstanding at end of period                                    $ 169,130             $154,709
                                                                            =========             ========
Transactions in Allowance for Possible Loan Losses:
---------------------------------------------------

Balance at beginning of period                                              $   1,214             $    803
Charge-offs for period:
  Commercial and industrial                                                      (145)                (715)
  Real estate                                                                     (34)                   -
  Consumer and other                                                              (23)                 (64)
Recoveries of loans previously charged off:
  Commercial and industrial                                                         6                   44
  Real estate                                                                       -                   25
  Consumer and other                                                                5                    -
                                                                            ---------             --------
        Net charge offs                                                          (191)                (710)
Provision for possible loan losses                                                600                1,121
                                                                            ---------             --------
Allowance for possible loan losses at end of period                         $   1,623             $  1,214
                                                                            =========             ========
Ratios:
  Net loan charge-offs to average loans                                          0.12%                0.51%
  Net loan charge-offs to end of period loans                                    0.11%                0.46%
  Allowance for possible loan losses to average loans                            1.00%                0.87%
  Allowance for possible loan losses to end of period loans                      0.96%                0.78%
  Net loan charge-offs to allowance for possible loan losses                    11.77%               58.48%

--------------------
(1) All loan amounts are net of unearned discount.

  The following table describes the allocation of the allowance for possible loan losses among various categories of loans and certain other information.
The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                                           As of               As of
                                                                       June 30, 2001     December 31,2000
                                                                  -------------------   ------------------
                                                                             Percent              Percent
                                                                            of Loans              of Loans
                                                                            to Gross              to Gross
                                                                  Amount      Loans     Amount     Loans
                                                                  -------   ---------   -------   --------
                                                                            (dollars in thousands)
Balance of allowance for possible loan losses applicable to:
    Commercial and industrial                                      $  638      39.48%    $  446     40.07%
            Real estate                                               399      58.09%       360     56.68%
            Consumer and other                                          1       2.43%         1      3.25%
            Unallocated                                               585          -        407         -
                                                                   ------      -----     ------    ------
Total allowance for possible loan losses                           $1,623      100.0%    $1,214    100.00%
                                                                   ======      =====     ======    ======

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

The following table presents an analysis of deposits by type at the indicated dates:

                                                   June 30,  December 31,
                                                     2001        2000
                                                  --------   ------------
                                                 (dollars in thousands)
Noninterest-bearing deposits                      $ 60,005     $ 53,850
Interest-bearing deposits including IRA and
  public funds                                      95,384       97,674
CDs in amounts of $100,000 or more                  51,048       46,046
                                                  --------     --------
  Total deposits                                  $206,437     $197,570
                                                  ========     ========

The Company's total deposits increased from $197,570,000 as of December 31, 2000 to $206,437,000 as of June 30, 2001, which represented an increase of $8,867,000 or 4.5%. Noninterest-bearing deposits constituted 29.1% and 27.3% of total deposits at June 30, 2001 and December 31, 2000, respectively. No one person or small group of persons accounts for a material portion of the Company's deposits.

The amount of deposits in certificates of deposit ("CDs") including IRAs and public funds in amounts of $100,000 or more decreased from 25.2% of deposits as of December 31, 2000 to 24.7% of deposits as of June 30, 2001.

Interest expense on CDs in amounts of $100,000 or more was $1,656,000 and $1,214,000 for the six months ended June 30, 2001 and 2000, respectively. This increase in interest expense is primarily due to a higher volume of CDs in amounts of $100,000 or more and higher interest rates paid thereon. The higher cost of such funds relative to other deposits has had a negative impact on the Company's net interest margin. Interest expense on CDs in amounts of $100,000 or more was $2,584,000 the year ended December 31, 2000.

Certificates of deposit outstanding in amounts of $100,000 or more by the amount of time remaining until maturity as of June 30, 2001 are summarized below:

                                  June 30, 2001
Remaining maturity            ----------------------
------------------            (dollars in thousands)
3 months or less                     $17,596
Over 3 through 6 months                9,292
Over 6 through 12 months              11,833
Over 12 months                        12,327
                                     -------
       Total                         $51,048
                                     =======

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $10,900,000 as of June 30, 2001. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of June 30, 2001, the balance in this account was approximately $10,200,000. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $2,000,000 overnight line of credit with TIB-The Independent BankersBank, Dallas, Texas and has a borrowing line of credit established with
the Federal Home Loan Bank of Dallas.   See " - Deposit and Liability
Management."

Investment Portfolio

Investment securities totaled $29,868,000 at June 30, 2001 compared with $35,113,000 at December 31, 2000, a decrease of $5,245,000 or 14.9%. The decrease in the investment portfolio was primarily due to a lower amount of investable funds as a result of a portion of the Company's higher rate certificates of deposit maturing without renewal.

Capital Resources

Total stockholders' equity was $19,041,000 at June 30, 2001 compared with $18,071,000 at December 31, 2000, an increase of $970,000 or 5.4%. The increase was primarily due to the Company's earnings, increased market value in the "available for sale" investment portfolio and sales of common stock totaling $463,000.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of the Currency ("OCC"). Both the Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy, respectively. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios at June 30, 2001 to the minimum and well-capitalized regulatory standards:

                                        MINIMUM REQUIRED     TO BE WELL CAPITALIZED        ACTUAL
                                           FOR CAPITAL      UNDER PROMPT CORRECTIVE       RATIO AT
                                        ADEQUACY PURPOSES      ACTION PROVISIONS      JUNE 30, 2001/(3)/
                                        -----------------   ----------------------    ------------------
THE COMPANY
   Leverage ratio                                    4.00%/(1)/       N/A                 10.56%
   Tier 1 risk-based capital ratio                   4.00             N/A                 11.87
   Total risk-based capital ratio                    8.00             N/A                 12.68
THE BANK
   Leverage ratio                                    4.00%/(2)/      5.00%                 9.54%
   Tier 1 risk-based capital ratio                   4.00            6.00                 10.72
   Total risk-based capital ratio                    8.00           10.00                 11.53

_________________
(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.
(3) Bank ratios include the effect of the Company's contribution of $2,500,000 to the Bank's capital accounts in June 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  a. Not applicable

  b. Not applicable

  c. Not applicable

  d. Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:  None

  b. No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST COMMUNITY CAPITAL CORPORATION
                                            (Registrant)



Date: August 14, 2001         /s/ Nigel J. Harrison
                              -----------------------------------
                              Nigel J. Harrison
                              President and Chief Executive Officer



Date: August 14, 2001         /s/ Barry M. Blocker
                              -----------------------------------
                              Barry M. Blocker
                              Senior Vice President and Chief Financial Officer