Form 10QSB
period 2001-09-30
FIRST COMMUNITY CAPITAL CORP
filed 2001-11-14
CIK 1138677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

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
Yes     X     No
    --------     ------- .

As of November 14, 2001, there were 2,312,800 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes           No    X   .
    --------     -------

                      FIRST COMMUNITY CAPITAL CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                                  Page
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
          Consolidated Statements of Condition as of September 30, 2001 (Unaudited) and
            December 31, 2000.....................................................................  3
          Consolidated Statements of Earnings for the Three Months and Nine Months Ended
            September 30, 2001 and 2000 (Unaudited)...............................................  4
          Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
            September 30, 2001 and 2000 (Unaudited)...............................................  6
          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
            and 2000 (Unaudited)..................................................................  7
          Notes to Condensed Consolidated Financial Statements....................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.... 11

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 22
Item 2.  Changes in Securities and Use of Proceeds................................................ 22
Item 3.  Defaults upon Senior Securities.......................................................... 22
Item 4.  Submission of Matters to a Vote of Security Holders...................................... 22
Item 5.  Other Information........................................................................ 22
Item 6.  Exhibits and Reports on Form 8-K......................................................... 22
Signatures........................................................................................ 23

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe First Community Capital Corporation's
(the "Company") future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

       . the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

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

The Company will not update or otherwise revise any forward-looking statements unless the securities laws require it to do so. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CONDITION
                            SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


                                                           September 30,     December 31,
ASSETS                                                         2001             2000
------                                                     -------------     ------------
                                                            Consolidated     Bank Only
Cash and due from banks                                     $ 12,202,917    $ 12,823,859
Federal funds sold                                                     -       2,875,000
                                                            ------------    ------------
    Total Cash and Cash Equivalents                           12,202,917      15,698,859

Securities available for sale                                 50,749,026      35,113,031

Other investments                                                290,000         290,000

  Loans and leases                                           183,108,904     154,708,418
  Less allowance for possible credit losses                   (1,841,858)     (1,213,630)
                                                            ------------    ------------
Loans and leases, net                                        181,267,046     153,494,788

Bank premises and equipment, net                               7,214,850       6,897,233
Accrued interest receivable                                    1,379,140       1,380,644
Federal Home Loan Bank stock                                   1,165,000         490,100
Federal Reserve Bank stock                                       491,400         424,300
Texas Independent Bank stock                                      40,000          40,000
Cash surrender value of life insurance                         4,805,005       2,358,120
Other real estate owned                                        1,866,156               -
Other assets                                                     990,168          61,916
                                                            ------------    ------------
                                                            $262,460,708    $216,248,991
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
 Deposits:
  Noninterest-bearing                                       $ 59,951,836    $ 53,850,485
  Interest-bearing                                           151,056,947     143,719,532
                                                            ------------    ------------
    Total Deposits                                           211,008,783     197,570,017

Federal Home Loan Bank borrowings                             23,300,000               -
Federal funds purchased                                        2,250,000               -
Accrued interest payable and other liabilities                 1,241,656         607,970
                                                            ------------    ------------
    Total Liabilities                                        237,800,439     198,177,987
                                                            ------------    ------------
Company Obligated Mandatorily Redeemable
 Trust Preferred Securities of Subsidiary Trust                5,000,000               -
                                                            ------------    ------------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value, 5,000,000 shares
   authorized, 2,321,648 shares issued and
   2,312,800 shares outstanding at September 30, 2001             23,216       5,696,370
  Treasury stock, 8,848 shares                                       (88)              -
  Capital surplus                                             18,426,438      10,682,893
  Retained earnings                                              707,649       1,702,092
  Accumulated other comprehensive income (loss)                  503,054         (10,351)
                                                            ------------    ------------
  Total Stockholders' Equity                                  19,660,269      18,071,004
                                                            ------------    ------------
                                                            $262,460,708    $216,248,991
                                                            ============    ============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                       Unaudited
                                                               -------------------------
                                                                  2001           2000
                                                               ----------     ----------
                                                              Consolidated     Bank Only
INTEREST INCOME
  Interest and fees on loans and leases                        $3,944,406     $3,637,792
  Securities available for sale                                   721,733        368,097
  Securities to be held to maturity                                     -         18,387
  Federal funds sold                                               14,580        138,050
  Other investments                                                 2,119         14,662
                                                               ----------     ----------

Total Interest Income                                           4,682,838      4,176,988
                                                               ----------     ----------

INTEREST EXPENSE
  Deposits                                                      1,727,444      1,879,823
  Other borrowed funds                                            187,329          1,620
                                                               ----------     ----------

Total Interest Expense                                          1,914,773      1,881,443
                                                               ----------     ----------

NET INTEREST INCOME                                             2,768,065      2,295,545

PROVISION FOR POSSIBLE CREDIT LOSSES                             (600,000)      (373,000)
                                                               ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE CREDIT LOSSES                                        2,168,065      1,922,545
                                                               ----------     ----------

NON-INTEREST INCOME
  Service charges                                                 535,245        390,929
  Gain on sale of investment securities                           328,201              -
  Other                                                           100,363         39,105
                                                               ----------     ----------

  Total Non-Interest Income                                       963,809        430,034
                                                               ----------     ----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                1,262,201      1,031,538
  Net occupancy and equipment expense                             442,229        294,036
  Office expenses                                                 774,275        645,744
  Minority interest expense, trust preferred securities           127,250              -
  Other                                                           183,091         71,831
                                                               ----------     ----------

  Total Non-Interest Expense                                    2,789,046      2,043,149
                                                               ----------     ----------

EARNINGS BEFORE INCOME TAXES                                      342,828        309,430

INCOME TAXES                                                        9,408        105,206
                                                               ----------     ----------

NET EARNINGS                                                      333,420        204,224

OTHER COMPREHENSIVE INCOME
  Unrealized gain on available for sale securities                380,974        136,855
                                                               ----------     ----------

COMPREHENSIVE INCOME                                           $  714,394     $  341,079
                                                               ==========     ==========

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                         Unaudited
                                                                ---------------------------
                                                                    2001           2000
                                                                -----------     -----------
                                                                Consolidated     Bank Only
INTEREST INCOME
  Interest and fees on loans and leases                         $11,619,945     $ 9,986,448
  Securities available for sale                                   1,719,551         864,424
  Securities to be held to maturity                                       -          52,112
  Federal funds sold                                                101,348         384,751
  Other investments                                                  29,179          30,378
                                                                -----------     -----------

  Total Interest Income                                          13,470,023      11,318,113
                                                                -----------     -----------

INTEREST EXPENSE
  Deposits                                                        5,614,535       5,037,995
  Other borrowed funds                                              191,152           4,177
                                                                -----------     -----------

  Total Interest Expense                                          5,805,687       5,042,172
                                                                -----------     -----------

NET INTEREST INCOME                                               7,664,336       6,275,941

PROVISION FOR POSSIBLE CREDIT LOSSES                             (1,200,000)       (796,000)
                                                                -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE CREDIT LOSSES                                          6,464,336       5,479,941
                                                                -----------     -----------

NON-INTEREST INCOME
  Service charges                                                 1,511,098         944,097
  Gain on sale of investment securities                             471,143               -
  Other                                                             235,481          96,681
                                                                -----------     -----------

  Total Non-Interest Income                                       2,217,722       1,040,778
                                                                -----------     -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                  3,698,636       2,942,258
  Net occupancy and equipment expense                             1,283,591         850,417
  Office expenses                                                 2,190,023       1,727,919
  Minority interest expense, trust preferred securities             257,328               -
  Other                                                             422,933         303,284
                                                                -----------     -----------

  Total Non-Interest Expense                                      7,852,511       5,823,878
                                                                -----------     -----------

EARNINGS BEFORE INCOME TAXES                                        829,547         696,841

INCOME TAXES                                                        121,898         236,926
                                                                -----------     -----------

NET EARNINGS                                                        707,649         459,915

OTHER COMPREHENSIVE INCOME
  Unrealized gain on available for sale securities                  513,405          78,846
                                                                -----------     -----------

COMPREHENSIVE INCOME                                            $ 1,221,054     $   538,761
                                                                ===========     ===========

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                              September 30, 2001 (Unaudited) - Consolidated
                                       ---------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                                                                      Other
                                           Common     Treasury      Capital          Retained      Comprehensive
                                           Stock        Stock       Surplus          Earnings      Income (Loss)    Total
                                       ---------------------------------------------------------------------------------------
Balance - December 31, 2000            $ 5,696,370     $     -     $10,682,893      $ 1,702,092     $ (10,351)     $18,071,004

Issuance of Common Stock
  (21,550 shares)                          107,750           -         355,575                -             -          463,325

Purchase of Treasury Stock
  (8,848 shares)                                 -         (88)        (95,026)               -             -          (95,114)

Exchange of Common Stock
  of Bank for Common Stock
  of Capital Corporation                (5,780,904)          -       7,482,996       (1,702,092)            -                -

Net Earnings                                     -           -               -          707,649             -          707,649

Unrealized Gain on Securities                    -           -               -                -       513,405          513,405
                                                                                                                   -----------

Total Comprehensive Income                                                                                           1,221,054
                                       -----------        ----     -----------      -----------     ---------      -----------
Balance - September 30, 2001           $    23,216        $(88)    $18,426,438      $   707,649     $ 503,054      $19,660,269
                                       ===========        ====     ===========      ===========     =========      ===========


                                                              September 30, 2000 (Unaudited) - Bank Only
                                       ---------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                                                                      Other
                                           Common     Treasury      Capital          Retained      Comprehensive
                                           Stock        Stock       Surplus          Earnings      Income (Loss)    Total
                                       ---------------------------------------------------------------------------------------
Balance - December 31, 1999            $ 5,149,540    $     -     $ 8,962,758      $ 1,121,232     $(375,834)    $14,857,696

Issuance of Common Stock
  (3,000 shares)                            15,000          -          15,000                -             -          30,000

Net Earnings                                     -          -               -          459,915             -         459,915

Unrealized Gain on Securities                    -          -               -                -        78,846          78,846
                                                                                                                 -----------

Total Comprehensive Income                                                                                           538,761
                                       -----------    -------     -----------      -----------     ---------     -----------

Balance - September 30, 2000           $ 5,164,540    $     -     $ 8,977,758      $ 1,581,147     $(296,988)    $15,426,457
                                       ===========    =======     ===========      ===========     =========     ===========

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                        (Unaudited)
                                                                 ----------------------------
                                                                      2001           2000
                                                                 ------------    ------------
                                                                 Consolidated      Bank Only
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                    $    707,649    $    459,915
                                                                 ------------    ------------
 Adjustments to reconcile net earnings to
  net cash used by operating activities:
 Provision for possible credit losses                               1,200,000         796,000
 Provision for depreciation                                           502,257         395,969
 Amortization of deferred gain on sale of bank premises               (55,449)        (55,449)
 Amortization and accretion of premiums and
  discounts on investment securities, net                              92,765           7,212
 Gain on sale of investment securities, net                          (471,143)              -
 Change in operating assets and liabilities:
  Accrued interest receivable                                           1,504        (359,225)
  Other real estate owned                                          (1,866,156)              -
  Other assets                                                       (872,803)     (2,597,070)
  Accrued interest payable and other liabilities                      369,205          15,985
                                                                 ------------    ------------
  Total adjustments                                                (1,099,820)     (1,796,578)
                                                                 ------------    ------------
  Net cash used by operating activities                              (392,171)     (1,336,663)
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and sales of investment securities       41,582,643         252,734
 Purchases of investment securities                               (56,062,374)     (9,774,288)
 Net increase in loans and leases                                 (28,972,258)    (25,903,030)
 Purchases of bank premises and equipment                            (819,874)     (1,295,033)
 Purchase of Federal Home Loan Bank stock                            (674,900)        (22,000)
 Purchase of Federal Reserve Bank Stock                               (67,100)       (184,100)
 Change in cash surrender value of life insurance                  (2,446,885)              -
                                                                 ------------    ------------
 Net cash used by investing activities                            (47,460,748)    (36,925,717)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                                          463,325          30,000
 Proceeds from issuance of trust preferred securities               5,000,000               -
 Purchase of treasury stock                                           (95,114)              -
 Borrowings from the Federal Home Loan Bank                        23,300,000               -
 Federal fund purchases                                             2,250,000               -
 Net increase in noninterest-bearing deposits                       6,101,351       8,865,852
 Net increase in interest-bearing deposits                          7,337,415      38,994,131
                                                                 ------------    ------------
 Net cash provided by financing activities                         44,356,977      47,889,983
                                                                 ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (3,495,942)      9,627,603

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   15,698,859      11,014,079
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 12,202,917    $ 20,641,682
                                                                 ============    ============

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 2001 AND 2000

NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-K of First Community Bank, N.A. for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE B    FORMATION OF HOLDING COMPANY

          First Community Capital Corporation (the "Company") entered into an Agreement and Plan of Reorganization dated as of November 16, 2000 with First Community Bank, N.A. (the "Bank") and First Community Capital Corporation of Delaware, Inc., a Delaware corporation ("Delaware Company"), and a related Plan of Consolidation with the Bank and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001. As a result, the Company owns 100% of the issued and outstanding shares of common stock of the Delaware Company and the Delaware Company owns 100% of the issued and outstanding common stock of the Bank.

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

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 2001 AND 2000

NOTE D    EARNINGS PER COMMON SHARE

          Earnings per common share ("EPS") were computed as follows:

          Weighted average shares outstanding for all periods assume the formation of First Community Capital Corporation had occurred as of January 1, 2000.

                                                           Three Months Ended September 30
                                                ------------------------------------------------------
                                                         2001                            2000
                                                ------------------------        ----------------------
                                                                   Per                           Per
                                                 Amount           Share          Amount         Share
                                                --------         -------        --------       -------
Net Income                                      $  333,420                     $  204,224
                                                ==========                     ==========
Basic
-----
Weighted Average Shares
  Outstanding                                    2,318,698        $0.14         2,065,816         $0.10
                                                                  =====                           =====
Diluted
-------
Add incremental shares for:
Assumed exercise of outstanding options            110,953                        109,000
                                                ----------                     ----------
                                                 2,429,651        $0.14         2,174,816         $0.09
                                                ==========        =====        ==========         =====
                                                            Nine Months Ended September 30
                                                ------------------------------------------------------
                                                         2001                            2000
                                                ------------------------        ----------------------
                                                                   Per                           Per
                                                 Amount           Share          Amount         Share
                                                --------         -------        --------       -------
Net Income                                      $  707,649                      $  459,915
                                                ==========                      ==========
Basic
-----
Weighted Average Shares
  Outstanding                                    2,315,876        $0.31          2,064,482        $0.22
                                                                  =====                           =====
Diluted
-------
Add incremental shares for:
Assumed exercise of outstanding options            110,953                         109,000
                                                ----------                      ----------
                                                 2,426,829        $0.29          2,173,482        $0.21
                                                ==========        =====         ==========        =====

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 2001 AND 2000

NOTE E    FEDERAL HOME LOAN BANK BORROWINGS

          In July 2001, the Bank borrowed $23.3 million from the Federal Home Loan Bank. The loan terms are 90 days, 180 days, 2 years, and 3 years fixed. The rates ranged from 2.36% to 5.017%. These loans are collateralized by mortgage-backed securities with coupon rates ranging from 6.0% to 7.0%.

          In October 2001, the Bank borrowed an additional $10.9 million from the Federal Home Loan Bank. The loan term was 182 days at a fixed rate of 2.28%. This loan is collateralized by collateralized mortgage obligations with a coupon rate of 6.0%.

NOTE F    STATEMENTS OF CASH FLOWS

          Interest payments of $6,049,936 and $4,893,974 were made during the nine-month periods ended September 30, 2001 and 2000, respectively. Federal income tax payments of approximately $260,881 and $254,580 were made during the nine-month periods ended September 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Community Capital Corporation (the "Company") was incorporated as a business corporation under the laws of the State of Texas in January 2001 and became a holding company for First Community Bank, N.A. (the "Bank") on March 1, 2001. The Company provides a diversified range of commercial banking products and services to small businesses, public and governmental organizations and consumers through ten banking locations in or near Houston, Texas.

OVERVIEW

For the three months ended September 30, 2001, net income was $333,000 a $129,000 or 63.2% increase compared with net income of $204,000 for the three months ended September 30, 2000. The increase was primarily due to increased income from loans and investment securities and gains on sales of investment securities. For the nine months ended September 30, 2001, net income was $708,000, a $248,000 or 53.9% increase compared with net income of $460,000 for the nine months ended September 30, 2000.

Total assets were $262,461,000 at September 30, 2001 compared with $216,249,000 at December 31, 2000, an increase of $46,212,000 or 21.4%. Total loans and leases net of unearned discount and allowance for possible credit losses increased to $181,267,000 at September 30, 2001 from $153,495,000 at December 31, 2000, an increase of $27,772,000 or 18.1%. Total deposits were $211,009,000 at September 30, 2001 compared with $197,570,000 at December 31, 2000, an increase of $13,439,000, or 6.8%. Stockholders' equity of $19,660,000 at September 30, 2001 increased $1,589,000 from $18,071,000 at December 31, 2000.

RESULTS OF OPERATIONS

Earnings

For the three months ended September 30, 2001, the Company earned $333,000 or $0.14 per weighted average common share ($0.14 per common share on a fully diluted basis), compared with $204,000 for the three months ended September 30, 2000, or $0.10 per weighted average common share ($0.09 per common share on a fully diluted basis). This increase in earnings was primarily due to increased income from loans and investment securities and gains from sale of investment securities, partially offset by interest expense of $127,000 on the junior subordinated debentures issued by the Company to a subsidiary trust in March 2001.

For the nine months ended September 30, 2001, the Company earned $708,000 or $0.31 per weighted average common share ($0.29 per common share on a fully diluted basis), compared with $460,000 for the nine months ended September 30, 2000, or $0.22 per weighted average common share ($0.21 per common share on a fully diluted basis). The increase in earnings was primarily due to increased earning assets, mainly loans, increased service charge income and gains from the sale of investment securities.

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

Net interest income increased $472,000 or 20.6% to $2,768,000 for the three months ended September 30, 2001 compared with $2,296,000 for the three months ended September 30, 2000. Net interest income increased $1,388,000 or 22.1% to $7,664,000 for the nine months ended September 30, 2001 compared with $6,276,000 for the nine months ended September 30, 2000. The increase in both periods is primarily attributable to growth of the loan portfolio and investment securities, partially offset by a decrease in rates earned.

The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------------
                                                               2001                                   2000
                                               ----------------------------------     -----------------------------------
                                                 AVERAGE      INTEREST    AVERAGE       AVERAGE      INTEREST    AVERAGE
                                               OUTSTANDING    EARNED/     YIELD/      OUTSTANDING    EARNED/     YIELD/
                                                 BALANCE        PAID      RATE(1)      BALANCE        PAID       RATE(1)
                                               -----------    --------   ---------    -----------    --------   ---------
                                                                         (DOLLARS IN THOUSANDS)
AVERAGE ASSETS
Interest-earning assets:
    Total loans...............................    $177,558      $3,944        8.81%      $144,117      $3,638       10.02%
    Taxable securities........................      42,586         650        6.06%        23,100         395        6.78%
    Tax-exempt securities.....................       6,203          74        4.73%           568           6        4.19%
Federal funds sold and other
   temporary investments......................       1,082          15        5.50%         7,096         138        7.72%
                                                  --------      ------                   --------      ------
    Total interest-earning assets.............     227,429       4,683        8.17%       174,881       4,177        9.48%
Less allowance for possible credit losses.....      (1,637)                                  (931)
                                                  --------                               --------
Total interest-earning assets, net of
    allowance for possible credit losses......     225,792                                173,950
Noninterest-earning assets....................      21,085                                 20,516
                                                  --------                               --------
    Total assets..............................    $246,877                               $194,466
                                                  ========                               ========

AVERAGE LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits..........    $  3,337      $    9        1.07%      $  2,777      $    9        1.29%
    Savings and money market accounts.........      65,315         519        3.15%        52,685         626        4.71%
    Time deposits.............................      80,555       1,200        5.91%        79,180       1,245        6.24%
     Federal funds purchased..................         962           6        2.47%            --          --
     Other borrowings.........................      17,879         181        4.02%           119           1        3.33%
                                                  --------      ------                   --------      ------
Total interest-bearing liabilities............     168,048       1,915        4.52%       134,761       1,881        5.54%
                                                  --------      ------                   --------      ------

Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits.......      59,540                                 44,483
    Other liabilities.........................      (5,062)                                   (11)
     Company obligated mandatorily
      redeemable trust preferred securities
      of subsidiary trust.....................       5,000                                     --
                                                  --------                               --------
      Total liabilities.......................     227,526                                179,233
                                                  --------                               --------

Stockholders' equity..........................      19,351                                 15,233
                                                  --------                               --------

    Total liabilities and stockholders'
       equity.................................    $246,877                               $194,466
                                                  ========                               ========

Net interest income...........................                  $2,768                                 $2,296
                                                                ======                                 ======

Net interest spread...........................                                3.65%                                  3.94%

Net interest margin/(2)/......................                                4.83%                                  5.21%

_______________
(1)  Annualized.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------------------------------------------------
                                                                         2001                                   2000
                                                        ------------------------------------    -----------------------------------
                                                          AVERAGE      INTEREST     AVERAGE       AVERAGE      INTEREST    AVERAGE
                                                        OUTSTANDING     EARNED/     YIELD/      OUTSTANDING    EARNED/     YIELD/
                                                          BALANCE        PAID      RATE (1)       BALANCE        PAID     RATE (1)
                                                        -----------    ---------   ---------    -----------    --------   ---------
                                                                                  (DOLLARS IN THOUSANDS)
AVERAGE ASSETS
Interest-earning assets:
   Total loans........................................     $166,630      $11,620        9.32%      $135,276     $ 9,987        9.87%
   Taxable securities.................................       33,954        1,573        6.21%        18,712         931        6.65%
   Tax-exempt securities..............................        4,849          173        4.77%           483          16        4.43%
Federal funds sold and other
   temporary investments..............................        2,806          104        4.83%         8,530         384        6.02%
                                                           --------      -------                   --------     -------
   Total interest-earning assets......................      208,239       13,470        8.65%       163,001      11,318        9.28%
Less allowance for possible credit losses.............       (1,313)                                   (834)
                                                           --------                                --------
Total interest-earning assets, net of
 allowance for possible credit losses.................      206,926                                 162,167
Noninterest-earning assets............................       32,429                                  18,316
                                                           --------                                --------
   Total assets.......................................     $239,355                                $180,483
                                                           ========                                ========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits...................     $  3,341      $    32        1.28%      $  2,741     $    26        1.27%
   Savings and money market accounts..................       59,491        1,554        3.49%        46,295       1,611        4.65%
   Time deposits......................................       86,715        4,029        6.21%        75,441       3,401        6.03%
   Federal funds purchased............................          318            8        3.36%            --          --
   Other borrowings...................................        5,951          183        4.11%           128           4        4.18%
                                                           --------      -------                   --------     -------
Total interest-bearing liabilities....................      155,816        5,806        4.98%       124,605       5,042        5.41%
                                                           --------      -------                   --------     -------

Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits................       55,022                                  40,639
   Other liabilities..................................        7,151                                     141
   Company obligated mandatorily redeemable
    trust preferred securities of subsidiary trust....        2,500                                       -
                                                           --------                                --------
   Total liabilities..................................      220,489                                 165,385
                                                           --------                                --------
Stockholders' equity..................................       18,866                                  15,098
                                                           --------                                --------
   Total liabilities and stockholders' equity.........     $239,355                                $180,483
                                                           ========                                ========
Net interest income...................................                   $ 7,664                                $ 6,276
                                                                         =======                                =======
Net interest spread...................................                                  3.67%                                  3.87%

Net interest margin/(2)/..............................                                  4.92%                                  5.15%

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

The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increases and decreases related to outstanding balances and the volatility of interest rates:

                                        Three Months Ended               Nine Months Ended
                                        September 30, 2001               September 30, 2001
                                        compared with 2000               compared with 2000
                                   -----------------------------   -----------------------------
                                   Increase (Decrease)             Increase (Decrease)
                                          due to                         due to
                                   --------------------            ------------------
                                    Volume       Rate     Total     Volume     Rate      Total
                                   ---------   --------   ------   --------   ------    --------
                                   (dollars in thousands)
Interest-earning assets:
  Loans, including fees..........     $ 746      $(440)   $ 306     $2,189      $(556)      $1,633
  Investment securities..........       364        (41)     323        857        (55)         802
  Federal funds sold.............      (115)        (8)    (123)      (257)       (26)        (283)
                                      -----      -----    -----     ------      -----       ------
    Total increase (decrease) in
      interest income............       995       (489)     506      2,789       (637)       2,152
                                      -----      -----    -----     ------      -----       ------

Interest-bearing liabilities:
   Deposits other than time......       101       (208)    (107)       348       (399)         (51)
   Time, $100,000 and over.......       110         (5)     105        548         60          608
   Time under $100,000...........      (118)       (32)    (150)       (12)        32           20
Federal funds and other
 borrowings......................       186         --      186        187         --          187
                                      -----      -----    -----     ------      -----       ------
Total increase (decrease) in
 interest expense................       279       (245)      34      1,071       (307)         764
                                      -----      -----    -----     ------      -----       ------
        Increase (decrease) in
         net interest income.....     $ 716      $(244)   $ 472     $1,718      $(330)      $1,388
                                      =====      =====    =====     ======      =====       ======

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company's allowance for possible credit losses to a level deemed appropriate by management based on several factors, including the historical loss experience of the Company in relation to outstanding loans, the existing level of the allowance for possible credit losses, reviews of loan quality by management and bank regulatory authorities, peer group information and an evaluation of the economy of the Company's lending area. The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

For the nine months ended September 30, 2001, the provision for possible credit losses increased by $404,000 to $1,200,000 compared with $796,000 for the nine months ended September 30, 2000. The provision for possible credit losses for the three months ended September 30, 2001 was $600,000, an increase of $227,000 compared with $373,000 for the three months ended September 30, 2000. The increased provision for both periods was made in response to the growth in the loan portfolio.

Non-Interest Income and Non-Interest Expense

The following table presents the major categories of non-interest income and non-interest expense and compares the various components of the change in non-interest income and non-interest expense for the periods indicated:

                                           Three Months Ended       Nine Months Ended
                                           September 30, 2001       September 30, 2001
                                           compared with 2000       compared with 2000
                                           -------------------     --------------------
                                            Increase                Increase
                                           (Decrease)     %        (Decrease)      %
                                           ----------   ------     ----------   -------
                                                          (dollars in thousands)

Non-interest income:
Service charges.............................  $144       36.8%       $  567        60.1%
Gain on sale of investment securities.......   328      100.0%          471       100.0%
Other operating income......................    61      156.4%          139       143.3%
                                              ----      -----        ------       -----
    Total non-interest income...............  $533      124.0%       $1,177       113.1%
                                              ====                   ======

Non-interest expense:
Salaries and employee benefits..............  $231       22.4%       $  757        25.7%
Occupancy expense and equipment.............   148       50.3%          433        50.9%
Office expenses.............................   129       20.0%          462        26.7%
Minority interest expense, trust
   preferred securities.....................   127      100.0%          257       100.0%
Other operating expenses....................   111      154.2%          120        39.6%
                                              ----      -----        ------       -----
     Total non-interest expense.............  $746       36.5%       $2,029        34.8%
                                              ====                   =======


For the three months ended September 30, 2001, the Company earned $535,000 in income from service charges, an increase of $144,000 or 36.8% compared with income from service charges of $391,000 for the three months ended September 30, 2000. Total non-interest income increased in this period by $533,000 or 124.0% compared with the same period in 2000. The increase is mainly attributable to asset and liability growth of the Company and the related opportunity for fee income and gains from the sale of investment securities.

For the nine months ended September 30, 2001, the Company earned $1,511,000 in income from service charges, an increase of $567,000 or 60.1% compared with income from service charges of $944,000 for the nine months ended September 30, 2000. Total non-interest income increased in this period by $1,177,000 or 113.1% compared with the same period in 2000. The increase is mainly attributable to asset and liability growth of the Company and the related opportunity for fee income and gains from the sale of investment securities.

Non-interest expense for the three months ended September 30, 2001 increased $746,000 or 36.5% to $2,789,000 compared with non-interest expense of $2,043,000 for the three months ended September 30, 2000. Non-interest expense for the nine months ended September 30, 2001 increased $2,029,000 or 34.8% to $7,853,000 compared with the same period in 2000. The increase is mainly the result of higher salaries and benefits, occupancy and office expenses associated with growth of the Company and minority interest expense related to the issuance of trust preferred securities.

The major component of non-interest expense is employee compensation and benefits. The increase in these expenses was primarily due to increased staffing at two new branch offices in Clear Lake and expansion of the Houston operations center. The Company's non-interest expenses also include expenses which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising and supplies.

Income Taxes

Income tax expense decreased $96,000 or 91.4% to $9,400 for the three months ended September 30, 2001 compared with $105,000 for the three months ended September 30, 2000. The decrease was the result of an increase in non-taxable loan and non-taxable investment security income and minority interest expense related to the trust preferred securities. Income tax expenses for the three months ended September 30, 2000 was also lower than expected due to an adjustment to the Company's deferred income tax asset for the benefit from fiscal 2000 nontaxable interest income.

FINANCIAL CONDITION

Loan Portfolio

The loan portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around Harris, Brazoria and Galveston Counties, Texas. At September 30, 2001, loans and leases net of unearned discount had increased approximately $28,400,000 or 18.4% to $183,100,000 from $154,700,000 at December 31, 2000, primarily as a result of active business development efforts of the Company's officers, directors and employees.

The following table shows the composition of the Company's loan portfolio as of September 30, 2001 and December 31, 2000:

                                                 September 30, 2001       December 31, 2000
                                                ---------------------   -----------------------
                                                  Amount     Percent      Amount      Percent
                                                ----------   --------   ----------   ----------
                                                             (dollars in thousands)

Commercial and industrial....................... $ 70,204      38.34%    $ 61,989        40.07%
Real estate.....................................  106,582      58.21%      87,687        56.68%
Consumer and other (net)........................    3,521       1.92%       5,033         3.25%
Leases (net)....................................    2,802       1.53%           -            -
                                                 --------     ------     --------       ------
                                                  183,109     100.00%     154,709       100.00%
Less: Allowance for possible credit losses......   (1,842)    ======       (1,214)      ======
                                                 --------                --------
       Net loans and leases..................... $181,267                $153,495
                                                 ========                ========


At September 30, 2001 and at December 31, 2000, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $468,000 and $2,088,000, respectively, and unfunded loan commitments of $24,642,000 and $25,341,000, respectively. With respect to such unfunded loan commitments at September 30, 2001, the Company considers approximately 50% to be "firm" and will be exercised within the 2001 fiscal year.

Nonperforming Assets

The Company had $4,405,000 and $2,035,000 in nonperforming assets at September 30, 2001 and December 31, 2000, respectively. The increase is attributable to the default and subsequent foreclosure on one real estate secured loan, which collateral is now carried as "other real estate". The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan. As of September 30, 2001, 36 loans in the approximate amount of $2,524,000 were on a nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

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

The Company may renegotiate the terms of a loan because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was one loan in such status at September 30, 2001 and December 31, 2000.

The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                        As of            As of
                                                                    September 30,    December 31,
                                                                         2001            2000
                                                                    -------------    ------------
                                                                        (dollars in thousands)
Nonaccrual loans..............................................           $2,524          $1,762
Restructured loans............................................               15              17
Loans which are contractually past due 90 or more days as to
  interest or principal payments but are not included above...                -             256
                                                                         ------          ------
     Total nonperforming loans................................           $2,539          $2,035
Other real estate.............................................            1,866               -
                                                                         ------          ------
     Total nonperforming assets...............................           $4,405          $2,035
                                                                         ======          ======
Ratios:
  Nonperforming loans to total loans and leases...............              1.4%            1.3%
  Nonperforming assets to total loans and leases plus
      other real estate.......................................              2.4%            1.3%

Allowance for Possible Credit Losses

The allowance for possible credit losses is established through charges to operating income in the form of a provision for possible credit losses. Actual credit losses or recoveries of credit losses are charged or credited directly to the allowance.

The amount of the allowance for possible credit losses is determined by management after considering several factors, including the historical loss experience of the Company in relation to outstanding loans, the existing level of the allowance for possible credit losses, reviews of loan quality by management and bank regulatory authorities, peer group information and an evaluation of the economy of the Company's lending area. In addition to specific allocations based on a review of individual credits, management makes a provision for possible credit losses on a monthly basis for unexpected or unforeseen possible loan losses. The Company performs an analysis of its allowance on a quarterly basis.

The Company charged off a net of $572,000 (0.34% of average loans) and $710,000 (0.51% of average loans) in loans during the nine month period ended September 30, 2001 and the year ended December 31, 2000, respectively.

As of September 30, 2001, the Company's allowance for possible credit losses was $1,842,000 or 1.01% of the loans outstanding compared with $1,214,000 or 0.78% of the loans outstanding as of December 31, 2000. Although additional losses may occur, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan portfolio at September 30, 2001.

The following table summarizes averages of loan balances, changes in the allowance for possible credit losses arising from loans charged off and additions to the allowance which have been charged to operations for the periods indicated:

                                                                              As of and for           As of and for
                                                                             the nine months          the year ended
                                                                        ended September 30, 2001    December 31, 2000
                                                                        -------------------------   ------------------
Loans (1):                                                                          (dollars in thousands)

Average total loans and leases (net) outstanding during period.................  $ 166,630             $138,967
                                                                                 =========             ========
Total loans and leases outstanding at end of period............................  $ 183,109             $154,709
                                                                                 =========             ========

Transactions in Allowance for Possible Credit Losses:

Balance at beginning of period.................................................  $   1,214             $    803
Charge-offs for period:
  Commercial and industrial....................................................       (531)                (715)
  Real estate..................................................................        (34)                   -
  Consumer and other...........................................................        (30)                 (64)
Recoveries of loans previously charged off:
  Commercial and industrial....................................................         15                   44
  Real estate..................................................................          -                   25
  Consumer and other...........................................................          8                    -
                                                                                 ---------             --------
        Net charge offs........................................................       (572)                (710)
Provision for possible credit losses...........................................      1,200                1,121
                                                                                 ---------             --------
Allowance for possible credit losses at end of period..........................  $   1,842             $  1,214
                                                                                 =========             ========
Ratios:
  Net loan charge-offs to average loans and leases.............................       0.34%                0.51%
  Net loan charge-offs to end of period loans and leases.......................       0.31%                0.46%
  Allowance for possible credit losses to average loans and leases.............       1.11%                0.87%
  Allowance for possible credit losses to end of period loans and leases.......       1.01%                0.78%
  Net loan charge-offs to allowance for possible credit losses.................      31.05%               58.48%

________________________
(1) All loan amounts are net of unearned discount.

  The following table describes the allocation of the allowance for possible credit losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                                           As of                 As of
                                                                     September 30, 2001      December 31, 2000
                                                                    --------------------    ------------------
                                                                               Percent                 Percent
                                                                              of Loans                of Loans
                                                                              to Gross                to Gross
                                                                    Amount      Loans     Amount        Loans
                                                                    -------   ---------   -------    ---------
                                                                                 (dollars in thousands)
Balance of allowance for possible credit losses applicable to:
            Commercial and industrial............................... $  515      38.34%    $  446        40.07%
            Real estate.............................................    532      58.21%       360        56.68%
            Consumer and other......................................      1       1.92%         1         3.25%
            Leases..................................................      -       1.53%         -            -
            Unallocated.............................................    794          -        407            -
                                                                     ------      -----     ------       ------
Total allowance for possible credit losses.......................... $1,842      100.0%    $1,214       100.00%
                                                                     ======      =====     ======       ======

Deposit and Liability Management

The Company relies primarily on its deposit base to fund its lending activities. The Company follows a policy of paying interest rates on interest-bearing accounts which are competitive with other commercial banks in its market area. It sells federal funds on an overnight basis and from time to time makes other investments with various maturities. The Company follows a policy of not soliciting or accepting brokered deposits.

The following table presents an analysis of deposits by type at the indicated dates:

                                                 September 30,  December 31,
                                                     2001          2000
                                                 -------------  ------------
                                                   (dollars in thousands)
Noninterest-bearing deposits...................... $ 59,952       $ 53,850
Interest-bearing deposits including IRA and
  public funds....................................  103,901         97,674
CDs in amounts of $100,000 or more................   47,156         46,046
                                                   --------       --------
  Total deposits.................................. $211,009       $197,570
                                                   ========       ========

The Company's total deposits increased from $197,570,000 as of December 31, 2000 to $211,009,000 as of September 30, 2001, which represented an increase of $13,439,000 or 6.8%. Noninterest-bearing deposits constituted 28.4% and 27.3% of total deposits at September 30, 2001 and December 31, 2000, respectively. No one person or small group of persons accounts for a material portion of the Company's deposits.

The amount of deposits in certificates of deposit ("CDs") including IRAs and public funds in amounts of $100,000 or more decreased from 25.2% of deposits as of December 31, 2000 to 22.3% of deposits as of September 30, 2001.

Interest expense on CDs in amounts of $100,000 or more was $2,388,000 and $1,780,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase in interest expense is primarily due to a higher volume of CDs in amounts of $100,000 or more. The higher cost of such funds relative to other deposits has had a negative impact on the Company's net interest margin. Interest expense on CDs in amounts of $100,000 or more was $2,584,000 for the year ended December 31, 2000.

Certificates of deposit outstanding in amounts of $100,000 or more by the amount of time remaining until maturity as of September 30, 2001 are summarized below:

                                September 30, 2001
                              ----------------------
                              (dollars in thousands)
Remaining maturity
3 months or less..................   $ 7,687
Over 3 through 6 months...........    14,239
Over 6 through 12 months..........    12,167
Over 12 months....................    13,063
                                     -------
Total.............................   $47,156
                                     =======

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $9,910,000 as of September 30, 2001. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of September 30, 2001, the balance in this account was approximately $9,357,000. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

In June 2001, the Company began borrowing from the Federal Home Loan Bank of Dallas in order to purchase additional investment securities. The funds are borrowed on a fixed-term, fixed-rate basis with maturities ranging from ninety days to three years. The additional securities that are purchased collateralize the loans from the Federal Home Loan Bank.

The investment securities purchased are fixed-rate mortgage-backed securities
(MBS) and collateralized mortgage obligations (CMOs); which are issued or guaranteed by GNMA or FHLMC. The Company expects to improve its profitability by maintaining a positive margin over what it pays in interest expense for the borrowed funds versus the interest income that it receives from the securities purchased with those funds.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4,000,000 overnight line of credit with TIB-The Independent BankersBank, Dallas, Texas and has a borrowing line of credit established with
the Federal Home Loan Bank of Dallas.   See " - Deposit and Liability
Management."

Investment Portfolio

Investment securities totaled $50,749,000 at September 30, 2001 compared with $35,113,000 at December 31, 2000, an increase of $15,636,000 or 44.5%. The increase in the investment portfolio was primarily due to an increase in investable funds as a result of Federal Home Loan Bank borrowings.

Capital Resources

Total stockholders' equity was $19,660,000 at September 30, 2001 compared with $18,071,000 at December 31, 2000, an increase of $1,589,000 or 8.8%. The increase was primarily due to the Company's earnings, increased market value in the "available for sale" investment portfolio and sales of common stock totaling $463,000.

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

The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios at September 30, 2001 to the minimum and well-capitalized regulatory standards:


                                        MINIMUM REQUIRED     TO BE WELL CAPITALIZED          ACTUAL
                                           FOR CAPITAL      UNDER PROMPT CORRECTIVE         RATIO AT
                                        ADEQUACY PURPOSES      ACTION PROVISIONS       SEPTEMBER 30, 2001
                                        -----------------   ------------------------   -------------------
THE COMPANY
   Leverage ratio                              4.00%(1)                N/A                  9.43%
   Tier 1 risk-based capital ratio             4.00                    N/A                 11.65%
   Total risk-based capital ratio              8.00                    N/A                 12.55%
THE BANK (3)
   Leverage ratio                              4.00%(2)               5.00%                 9.25%
   Tier 1 risk-based capital ratio             4.00                   6.00                 11.40%
   Total risk-based capital ratio              8.00                  10.00                 12.30%

_________________
(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.
(3) Bank ratios include the effect of the Company's contribution of $2,500,000 and $1,500,000 to the Bank's capital accounts in June and September 2001.

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

  Not applicable

ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:  None

  b. No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2001.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY CAPITAL CORPORATION
                                            (Registrant)



Date: November 14, 2001             /s/ NIGEL J. HARRISON
                                    _______________________________
                                    Nigel J. Harrison
                                    President and Chief Executive Officer



Date: November 14, 2001             /s/ BARRY M. BLOCKER
                                    _______________________________
                                    Barry M. Blocker
                                    Senior Vice President and
                                    Chief Financial Officer