Form 10KSB
period 2001-12-31
FIRST COMMUNITY CAPITAL CORP
filed 2002-04-15
CIK 1138677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                _______________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-32609

                      FIRST COMMUNITY CAPITAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

             TEXAS                                        76-0676739
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                               14200 GULF FREEWAY
                              HOUSTON, TEXAS 77034
          (Address of principal executive offices including zip code)

                                 (281) 996-1000
                (Issuer's telephone number, including area code)

                                _______________

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 2001: $21,497,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2002 computed by reference to the price at which the common equity was last sold, of $11.50 per share, was $22,936,000.

     As of March 28, 2002, the number of outstanding shares of Common Stock was 2,316,400.

                     Documents incorporated by reference:

     Portions of the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2001, are incorporated by reference into Part III, Items 9-12 of this Form 10-KSB.

Part I
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Annual Report on Form 10-KSB of First Community Capital Corporation (the "Company") that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

     . general business and economic conditions in the markets the Company serves may be less favorable than anticipated;

     . changes in market rates and prices may impact the value of securities, loans, deposits and other financial instruments;

     . changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

     . changes in local economic and business conditions that could adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms and the value of related collateral;

     . the failure of assumptions underlying the establishment of and provisions made to the allowance for possible credit losses;

     . the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

     . the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

     . legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance or other aspects of the financial services industry;

     . competitive factors including product and pricing pressures among financial services organizations may increase;

     . the Company's ability to expand and grow its business and operations through the opening of de novo branches or the acquisition of additional banks, and the Company's ability to realize the cost savings and revenue enhancements it expects from such expansion or acquisitions;

     .  fiscal and governmental policies of the United States government; and

     .  other factors discussed in this Annual Report.

The words "anticipate," "estimate," "project," "intend," "expect," "believe," "continue," "may," "will," "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

ITEM 1.   BUSINESS

GENERAL

The Company is a Texas corporation which was formed in 2001 to serve as a bank holding company for First Community Bank, N.A. (the "Bank"). The Company owns the Bank through its wholly-owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. (the "Delaware Company"). The Company, through the Bank, provides a full range of financial services to small to medium-sized businesses and individuals in the greater Houston metropolitan area. The Company has grown through a combination of internal growth and the opening of de novo branches and currently operates from its headquarters in Houston, Texas and 10 full-service banking locations in and around the metropolitan Houston, Texas area. At December 31, 2001, the Company had total assets of $288 million, total loans of $191 million, total deposits of $216 million and total shareholders' equity of $20 million. The Company's main office is located at 14200 Gulf Freeway, Houston, Texas 77275, and its telephone number at that location is (281) 996-1000.

BANK ACTIVITIES

The Company conducts substantially all of its activities through and derives substantially all of its income from its indirect wholly-owned subsidiary, the Bank. The Bank is a commercial bank which was chartered as a national banking association and opened for business in August 1995. It offers a diversified range of commercial banking services for business, industry, public and governmental organizations and individuals located principally in Southeast Houston and the Harris, Brazoria and Galveston County, Texas areas.

Services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services, and the making of commercial, interim construction, consumer, real estate, industrial loans and lease financing. When the borrowing needs of a customer exceed applicable lending limits, the Company will participate with other banks in making the loan. Similarly, other services are provided for customers through correspondent and other relationships with other financial institutions.

During 2000, the Bank introduced several new products and services, including "Overdraft Privilege" and "Cash Card", a debit card program, both of which management believes will increase non-interest income. A Small Business Administration lending program was introduced in 1999 in an effort to increase loans to small businesses, particularly loans to doctors and other professionals.

The Company seeks to distinguish itself by focusing on serving the banking needs of locally owned small to mid-sized businesses and individuals within the Southeast Houston and surrounding market. The Company places substantial emphasis on "relationship banking" (i.e., assisting with all banking needs of the customer and seeking to maintain a personal relationship with such customer) in marketing products and serving the banking needs of the customer and on its image as an independent, responsive, locally-owned community banking organization. Each location is staffed, to the extent feasible, with officers and other personnel who have direct experience in the market area served by the particular banking office facility. The Company's officers and employees are also often involved in community charitable and civic events in the areas they serve. Forging relationships through the interaction of an experienced and dedicated group of officers, directors and employees within the communities has been a major contribution to the Company's success.

PROPOSED ACQUISITION OF THE EXPRESS BANK

On January 8, 2002, the Company entered into a Stock Purchase Agreement ("Agreement") with the shareholders of The Express Bank located in Alvin, Texas pursuant to which the Company will acquire all the outstanding shares of The Express Bank for an aggregate cash price of $15,000,000.

The Express Bank, a Texas banking association, was chartered in 1990 and had grown to approximately $84 million in assets and $33 million in loans at December 31, 2001. The Express Bank's locations include its main office in Alvin, Texas and a branch in Danbury, Texas. The Company intends to operate The Express Bank as a separate subsidiary of the Company for approximately six months pending a data processing conversion and other necessary steps to combine The Express Bank into the Bank.

The obligations of the parties to complete the transactions contemplated by the Agreement are subject to the satisfaction of certain conditions, including receipt of approval of all required regulatory authorities, the absence of litigation regarding the transactions contemplated by the Agreement and other conditions customary in transactions of this nature. The Agreement contemplates that the transaction will be completed on or before May 11, 2002, unless extended by mutual agreement of the Company and the shareholders of The Express Bank.

ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

During the first quarter of 2001, the Company formed First Community Capital Trust I ("Trust I"), a wholly-owned Delaware statutory business trust, which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company's 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 ("Debentures"). The Debentures will mature on June 8, 2031, which date may be shortened to a date not earlier than June 8, 2006 if certain conditions are met, including prior approval of the Federal Reserve and any other required regulatory approvals. These Debentures, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated March 28, 2001) of the Company. The semi-annual distributions on the 10.18% capital securities are paid at the same rate that interest is paid on the Debentures.

In November 2001, the Company formed First Community Capital Trust II, a wholly-owned Delaware statutory business trust ("Trust II"), and on November 28, 2001, Trust II issued 5,000 Floating Rate Capital Securities with an aggregate liquidation value of $5,000,000 to a third party. Trust II invested the proceeds in an equivalent amount of the Company's Floating Rate Junior Subordinated Debt Securities due 2031 (the "Floating Rate Debentures"). The Floating Rate Debentures will mature on December 8, 2031, which date may be shortened to a date not earlier than December 8, 2006 if certain conditions are met, including the prior approval of the Federal Reserve and any other required regulatory approvals. The Floating Rate Debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated November 28, 2001) of the Company. The Floating Rate Debentures accrue interest at a floating rate equal to the six-month LIBOR plus 3.75%, payable semi-annually on June 8 and December 8 of each year; provided that the rate may not exceed 11.0% through December 8, 2006. The semi-annual distributions on the capital securities are paid at the same rate that interest is paid on the Floating Rate Debentures.

The Company has fully and unconditionally guaranteed the obligations of Trust I and Trust II under the respective capital securities. Trust I and Trust II must redeem the capital securities when the Debentures or Floating Rate Debentures, as the case may be, are paid at maturity or upon any earlier prepayment thereof. The Debentures and Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the capital securities or a change in existing laws that requires Trust I or Trust II, as the case may be, to register as an investment company. Under the provisions of the Debentures and Floating Rate Debentures, the Company has the right to defer payment of interest thereon at any time, or from time to time, for up to ten consecutive semi-annual periods. If interest payments on the Debentures or Floating Rate Debentures are deferred, the distributions on the respective capital securities will also be deferred.

For financial reporting purposes, Trust I and Trust II are treated as subsidiaries of the Company and consolidated in the corporate financial statements. A portion of the capital securities is treated as Tier 1 capital by the Federal Reserve Board. The treatment of the capital securities as Tier 1 capital, in addition to the ability to deduct the expense of the Debentures and Floating Rate Debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital.

COMPETITION

The banking business is highly competitive, and the profitability of the Company will depend principally upon the Company's ability to compete in its market area. The Company experiences competition in both lending, leasing and attracting funds from other banks and non-bank financial institutions located in its market area.

The Company is subject to vigorous competition in all aspects of its business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other nonfinancial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company.

Many of the banks and other financial institutions with which the Company competes have greater financial strength, marketing capability and name recognition than the Company and operate on a statewide, regional or nationwide basis. The institutions are also likely to have legal loan limits substantially in excess of those maintained by the Company. Such institutions can perform certain functions for their customers, including trust, securities brokerage and international banking services, which the Company presently does not offer directly. Although the Company may offer these services through correspondent banks, the inability to provide such services directly may be a competitive disadvantage.

In addition, recent developments in technology and mass marketing have permitted larger companies to market loans and other products and services more aggressively to the Company's small business customers. Such advantages may enable competitors of the Company to realize greater economies of scale and operating efficiencies than the Company can. Further, some of the nonbank competitors are not subject to the same extensive regulations that govern the Company. Various legislative acts in recent years have led to increased competition among financial institutions and competition from both financial and nonfinancial institutions is expected to continue.

The Company has been able to compete effectively with other financial institutions by providing a high level of personalized banking service to professionals and owner-operated businesses and by emphasizing quick and flexible responses to customer demands; establishing long-term customer relationships and building customer loyalty; and by products and services designed to address the specific needs of its customers. The Company relies heavily on the efforts of its officers, directors and shareholders for the solicitation and referral of potential customers and expects this to continue for the foreseeable future.

EMPLOYEES

The Company primarily conducts its operations through its subsidiary, the Bank. The Company does not have any paid employees. As of December 31, 2001, the Bank employed 121 full-time equivalent employees, eight of whom were executive officers. The Bank provides medical insurance and other benefits to its full-time employees. The employees are not represented by any collective bargaining group. Management believes that the Company's relationship with employees is excellent.

SUPERVISION AND REGULATION

The business of the Company and the Bank is subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations. The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

THE COMPANY

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision, regulation and examination by the Federal Reserve. The BHC Act and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Scope of Permissible Activities. Except as provided below, the Company is prohibited, with certain limited exceptions, from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except the Company may engage in and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve considers a number of factors and weighs the expected benefits to the public (such as greater convenience, increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices). The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

The Gramm-Leach-Bliley Act, effective March 11, 2000, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve's Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of its consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%.

The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. The statute and regulations set forth standards and certain presumptions concerning acquisition of control.

In addition, any entity is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a controlling influence over the Company.

THE BANK

As a national bank, the Bank is principally supervised, examined and regulated by the Office of the Comptroller of the Currency ("OCC"). Because the Bank is also a member of the Federal Reserve System and because its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), it is also subject to regulation pursuant to the Federal Reserve Act and the Federal Deposit Insurance Act. The aspects of its business which are regulated under federal law include security requirements, reserve requirements, investments, transactions with affiliates, amounts it may lend to a single customer, business activities in which it may engage and minimum capital requirements. It is also subject to applicable provisions of state law insofar as they do not conflict with and are not preempted by federal law, including laws relating to usury, various consumer and commercial loans and the operation of branch offices.

Financial Modernization. The Gramm-Leach-Bliley Act, which eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, permits banks meeting certain criteria to engage in activities that are financial in nature. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.

As a national bank, the Bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. These actions or restrictions could include divestiture of the financial in nature subsidiary or subsidiaries.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company and any of its future nonbanking subsidiaries, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by any of the Company's securities or obligations or the securities or obligations of any of the Company's nonbanking subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. It is anticipated that dividends paid by the Bank to the Company will continue to be its principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. In addition, the National Bank Act and various regulations promulgated by the OCC, as well as the Federal Deposit Insurance Act, also restrict dividend payments by the Bank to the Company.

The National Bank Act provides that a national banking association may not pay dividends: (i) which impair its capital; (ii) if losses have been sustained equal to or exceeding its undivided profits then on hand; (iii) in an amount greater than its undivided profits, subject to other applicable provisions of law; (iv) unless the surplus fund is equal to or greater than its capital stock, or unless there has been added to the surplus fund not less than 1/10 of its net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10 of its net income of the preceding two consecutive half-year periods in the case of annual dividends; and (v) without the approval of the OCC if dividends declared in any calendar year should exceed the total of net income for that year combined with the retained net income for the preceding two years, less any required transfers to surplus.

Because the Company is a legal entity separate and distinct from its subsidiaries, the Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

Examinations.  The OCC periodically examines and evaluates national banks.
These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular exams, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC may exercise cease and desist or other supervisory powers over a national bank if its actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the Board of Directors of the Bank or the employment of any individual as a senior executive officer of the Bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the OCC if the Bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the OCC determines that such prior notice is appropriate for the Bank. The OCC then has the opportunity to disapprove any such appointment.

Capital Adequacy Requirements. The OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC's regulations require national banks to have and maintain a "Tier 1 risk-based capital" ratio of at least 4.0% and a "total risk-based capital" ratio of at least 8.0% of total risk-adjusted assets. Total risk-based capital represents the sum of Tier 1 capital and Tier 2 capital, as those terms are defined in the regulations.

The OCC also requires national banks to meet a minimum "leverage ratio" of Tier 1 capital to total assets of not less than 3.0% for a bank that is not anticipating or experiencing significant growth and is highly rated (i.e., has a composite rating of 1 on a scale of 1 to 5). Banks that the OCC determines are anticipating or experiencing significant growth or that are not highly rated must meet a minimum leverage ratio of 4.0%.

The OCC may establish minimum capital ratios above those set forth in the preceding paragraphs if deemed appropriate by the OCC, in its discretion, in light of the circumstances of a particular bank.

Corrective Measures for Capital Deficiencies. The prompt corrective action regulations, which were promulgated to implement certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), also effectively impose capital requirements on national banks, by subjecting banks with less capital to increasingly stringent supervisory actions. For purposes of the prompt corrective action regulations, a bank is "undercapitalized" if it has a total risk-based capital ratio of less than 8%; a Tier 1 risk-based capital ratio of less than 4%; or a leverage ratio of less than 4% (or less than 3% if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth). A bank is "adequately capitalized" if it has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a "well capitalized" bank. A bank is "well capitalized" if it has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written requirement to meet and maintain any higher capital level(s).

Under the provisions of FDICIA and the prompt corrective action regulations, for example, an "undercapitalized" bank is subject to a limit on the interest it may pay on deposits. Also, an undercapitalized bank cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank). Such a bank also must submit a capital restoration plan to the OCC for approval, restrict total asset growth and obtain regulatory approval prior to making any acquisition, opening any new branch office or engaging in any new line of business. An undercapitalized bank may also be subject to other, discretionary, regulatory actions. Additional mandatory and discretionary regulatory actions apply to "significantly undercapitalized" and "critically undercapitalized" banks. Failure of a bank to maintain the required capital could result in such bank being declared insolvent and closed.

Deposit Insurance Assessments. The deposits held by the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF") to the extent provided by law and the Bank must pay assessments to the FDIC for such deposit insurance protection. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank's risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments of higher rates than institutions that pose a lower risk. A decrease in the Bank's capital ratios or the occurrence of events that have an adverse effect on the Bank's asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect the Bank's earnings. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

Federal law aimed at recapitalizing the Savings Association Insurance Fund ("SAIF") requires, among other things, that banks insured under the BIF pay a portion of the interest due on bonds that were issued to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the BIF rate is $0.0184 per $100 of deposits for the fourth quarter of 2001 and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions.

Bank Holding Company Regulation. Under the BHC Act and regulations promulgated thereunder by the Federal Reserve, no company may acquire control of a bank without prior approval of the Federal Reserve. The ownership, control or power to vote 25% or more of any class of voting securities is presumed to be a controlling interest under the BHC Act and, depending on the circumstances, control may exist below this level. Any company acquiring such control would become a bank holding company under such act and would be subject to restrictions on its operations as well as registration, examination and regulation by the Federal Reserve.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The CRA and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity

Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act also imposed new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act.

The USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;
(ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

INSTABILITY OF REGULATORY STRUCTURE

Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and their holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and its banking subsidiaries operate in substantial and unpredictable ways. The Company cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

EXPANDING ENFORCEMENT AUTHORITY

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve, FDIC and OCC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, appoint conservators and receivers and publicly disclose such actions. FDICIA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

MONETARY POLICY

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of banks and bank holding companies. Among the means available to the Federal Reserve to regulate the supply of bank credit are open market purchases and sales of U.S. government securities, changes in the discount rate on borrowings from the Federal Reserve System and changes in reserve requirements with respect to deposits. These activities are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits on a national basis, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve monetary policies and the fiscal policies of the federal government have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary and fiscal policies and the effect of such policies on the future business and earnings of the Company or its subsidiaries.

ITEM 2.   PROPERTIES

The Company currently conducts business operations at its main office and ten branch office locations in and around the greater Houston metropolitan area. A description of each of the properties, whether owned or leased, is presented below:

                                                                                            Deposits at
Location                                       Description                               December 31, 2001
--------                                      -------------                              -----------------
                                                                                       (Dollars in thousands)
Houston (Main) Office         Two-story building leased by the Bank;                            $36,986
14200 Gulf Freeway            approximately 13,500 square feet on 3 acres
Houston, Texas 77034          of land; bank currently utilizes 17,000
                              square feet with the balance leased to
                              tenants; attached four-lane motor bank.

Pasadena Office               One-story building owned by the Bank;                              54,781
910 Fairmont Parkway          approximately 5,925 square feet on 2.5 acres
Pasadena, Texas 77504         of land; attached seven-lane motor bank.

Pearland Office               One-story building owned by the Bank;                              37,557
1000 East Broadway            approximately 4,500 square feet on 1.5 acres
Pearland, Texas 77581         of land; attached five-lane motor bank.

Friendswood Office            One-story building owned by the Bank;                              21,051
830 South Friendswood Drive   approximately 4,500 square feet on 0.26 acres
Friendswood, Texas 77546      of land; bank currently utilizes 3,000 square
                              feet with the balance leased to a tenant;
                              attached four-lane motor bank.

Bay Area Office               Approximately 800 square foot lease in                                250
1020 Bay Area Blvd.           two-story office building; no motor bank or
Houston, Texas 77058          night drop facility.

West Pearland Office          Approximately 4,000 square foot lease in                           15,244
6302 Broadway, Suite 100      two-story office building; attached
Pearland, Texas 77584         three-lane motor bank.

League City Office            One-story office building owned by the bank;                       11,611
710 East Main                 approximately 3,200 square feet on 0.5 acres
League City, Texas 77573      of land; attached four-lane motor bank.

                                                                                            Deposits at
Location                                       Description                               December 31, 2001
--------                                      -------------                              -----------------
                                                                                       (Dollars in thousands)
Alvin Office                  Approximately 4,200 square foot lease in                           12,364
102 W. Sealy                  two-story office building; located in the old
Alvin, Texas 77511            town site of Alvin; no motor bank facility.

Clear Lake City               Approximately 4,022 square foot lease in                           26,315
1150 Clear Lake City Blvd.    two-story building; attached three-lane motor
Houston, Texas  77062         bank.

Nasa Road 1                   Approximately 3,500 square foot lease in                             0 (1)
1400 Nasa Road 1              one-story retail center with detached
Nassau Bay, Texas  77058      two-lane motor bank.

Alvin Drive In                One-story free standing building owned by                             249
2625 South Loop 35            bank; approximately 1,024 square feet with
Alvin, Texas  77511           attached three-lane motor bank

-------------------
(1)   The Nasa Road 1 branch office did not open for business until February
      2002.

ITEM 3.   LEGAL PROCEEDINGS

The Company and the Bank from time to time are involved in routine litigation which has arisen in the normal course of business. Management does not believe that there are any pending or threatened proceedings against the Company or the Bank which, upon resolution, would have a material adverse effect on the financial condition, results of operations or cash flows of the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's Common Stock is privately held and there is no established trading market for the Common Stock. Trades in shares of Common Stock are often privately negotiated between the buyer and the seller and management of the Company may not know the prices at which some or all of such transactions took place. During the two year period ended December 31, 2001, and adjusted to give effect to the two-for-one stock exchange ratio used in the holding company formation in March 2001, management is aware of trades in the Common Stock at prices ranging from $10.00 to $12.50 per share. In addition to such privately negotiated transactions, prior to the formation of the Company, the Bank sold 212,732 shares of Common Stock at $10.75 per share in a public offering in August through December 2000.

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. The Company has not paid a dividend on the Common Stock in the past (although the Bank paid a small cash dividend in 1998 and 2000) and the Company cannot predict if or when it will pay dividends on the Common Stock in the future. The payment of dividends on shares of Common Stock may be subject to the prior rights of holders of any outstanding shares of Preferred Stock of the Company, if any. The Board of Directors has approved an amendment to the Company's Articles of Incorporation, subject to shareholder approval, to authorize 2,000,000 shares of preferred stock, issuable in series by the Board of Directors. The Company is currently offering up to 333,500 shares of its Series A Mandatory Convertible Preferred Stock, $0.01 par value per share, in a private offering to accredited investors. The holders of Preferred Stock will be entitled to receive non-cumulative dividends out of funds legally available therefor, if, as and when properly declared by the Board of Directors, payable semi-annually, equal to 6% per annum of the liquidation price ($15.00 per share).

For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions.

In the future, the declaration and payment of dividends on the Common Stock will depend upon the Company's earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2001, an aggregate of approximately $2.0 million was available for the payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which analyzes the major elements of the consolidated balance sheets and statements of earnings of the Company, should be read in conjunction with the Company's consolidated financial statements and notes thereto and other detailed information included elsewhere in this document.

The financial position and results of operations as of December 31, 2001 represent the Company and the Bank on a consolidated basis and include the effects of the formation of the Company and the Delaware Company as bank holding companies for the Bank. The financial position and results of operations as of and for the years ended December 31, 2000 and 1999 represent only the Bank. All prior year amounts have been adjusted to give effect to the two-for-one stock exchange ratio used in the holding company formation.

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

OVERVIEW

Net income was $1,226,000, $643,000 and $445,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and diluted earnings per share were $0.52, $0.29 and $0.27, respectively, for these same periods. The Company posted returns on average assets of 0.49%, 0.34% and 0.33% and returns on average equity of 6.53%, 4.18% and 4.31% for the years ended December 31, 2001, 2000 and 1999, respectively.

Total assets at December 31, 2001, 2000 and 1999 were $287,565,000, $216,249,000 and $154,626,000, respectively.  Total deposits were $216,408,000, $199,570,000 and $139,491,000 at December 31, 2001, 2000 and 1999, respectively. The increase in total deposits for each period was primarily due to additional locations. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, were $191,253,000 at December 31, 2001, an increase of $38,098,000 or 24.9% from $153,155,000 at December 31, 2000. Total loans, net of unearned discount and fees and allowance for possible credit losses, increased $31,710,000 or 26.1% from $121,445,000 at December 31, 1999.
Shareholders' equity was $19,512,000, $18,071,000 and $14,858,000 at December
31, 2001, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

Earnings

For the year ended December 31, 2001, the Company earned $1,226,000, or $0.52 per diluted share, compared with $643,000 for the year ended December 31, 2000 or $0.29 per diluted share. This increase in earnings is partially the result of deposit growth resulting from growth of de novo locations. These deposits were primarily invested in growth of the loan and lease portfolio which increased interest income. Additionally, deposit fee income was up $670,000 or 48.6% in 2001 mainly due to the growth in the number of deposit accounts combined with the effect of modifications to the fee structure that were implemented in mid 2000. Also contributing to increased earnings was $698,000 from gains on the sale of investment securities in 2001 as compared to $55,000 in 2000.

For the year ended December 31, 2000, the Company earned $643,000, or $0.29 per diluted share, compared with $445,000 for the year ended December 31, 1999 or $0.27 per diluted share. This increase in earnings is mainly the result of increased loan volume.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans and leases, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change."

The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. See "--Interest Rate Sensitivity Management" and "--Deposit and Liability Management".

2001 versus 2000. Net interest income increased to $10,840,000 in 2001 from $8,638,000 in 2000, a $2,202,000 or 25.5% increase, primarily due to continued loan growth, attention to pricing and interest rate management. During 2001, there were eleven interest rate cuts totaling 475 basis points. Due to floating interest rate deposit and loan products, the Bank was successful in reacting to those rate cuts and maintained a stable net interest margin of 4.94% and 5.05% and net interest spreads of 3.66% and 3.73% for 2001 and 2000, respectively.
The ratio of demand deposits to total deposits was approximately 31% for the duration of 2001 which helped to maintain the stability of the net interest margin.

In June of 2001, the Bank initiated a temporary leveraging strategy by using advances from the Federal Home Loan Bank of Dallas ("FHLB") for the purpose of purchasing additional mortgage-backed securities and collateralized mortgage obligations. This was done to enhance profitability through earning a net positive interest spread on the purchased investments over the interest cost of the borrowed funds. This leveraging of the Bank's capital increased the Bank's earning assets and net interest income and allowed the Company to earn higher returns on its excess capital as a temporary investment until a bank acquisition was identified. By December 31, 2001, the FHLB advances outstanding reached $37 million. With the proposed acquisition of Express Bank scheduled to be completed in May 2002, the Company's excess capital is needed for the purchase of that bank. Consequently, in February and March of 2002, management began selling these leveraged bonds and paying off the advances at the FHLB. With the planned reductions at the upcoming maturities of the outstanding FHLB advances, there will be approximately $6.6 million remaining in these advances after April 30, 2002. See "--Investment Portfolio".

2000 versus 1999. Net interest income increased $2,431,000, or 39%, to $8,638,000 for the year ended December 31, 2000 compared with $6,207,000 for the year ended December 31, 1999. The increase is primarily attributable to continued growth of the loan portfolio. The net interest margin was 5.05% and 5.20% in 2000 and 1999, respectively, and the net interest spread was 3.73% and
4.02 % for the same periods, respectively.

The following table presents for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earnings assets for the same periods. No tax-equivalent adjustments were made and all average balances are yearly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                                YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                               2001                             2000                                1999
                                ------------------------------  --------------------------------    -------------------------------
                                 AVERAGE     INTEREST  AVERAGE    AVERAGE     INTEREST   AVERAGE      AVERAGE     INTEREST  AVERAGE
                               OUTSTANDING   EARNED/   YIELD/   OUTSTANDING   EARNED/    YIELD/     OUTSTANDING   EARNED/   YIELD/
                                 BALANCE       PAID     RATE      BALANCE       PAID      RATE        BALANCE       PAID     RATE
                               -----------   --------  -------  -----------   --------   -------    -----------   --------  -------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
 Total loans and leases.....      $172,601    $15,661     9.07%    $138,967    $13,777     9.91%     $ 97,069    $ 9,297     9.58%
 Taxable securities.........        38,959      2,361     6.06       21,475      1,395     6.50        15,529        936     6.03
 Tax-exempt securities......         5,355        255     4.76          636         29     4.56           393         17     4.33
 Federal funds sold and
  other temporary investments        2,333        109     4.67       10,012        630     6.29         6,438        322     5.00
                                  --------    -------              --------    -------               --------    -------
 Total interest-earning
  assets....................       219,248     18,386     8.38      171,090     15,831     9.25       119,429     10,572     8.85
Less allowance for possible
 credit losses..............        (1,591)                            (905)                             (497)
                                  --------                         --------                          --------
Total interest-earning
 assets, net of
 allowance for possible
  credit losses.............       217,657                          170,185                           118,932
Noninterest-earning assets..        34,250                           18,258                            14,215
                                  --------                         --------                          --------
 Total assets...............      $251,907                         $188,443                          $133,147
                                  ========                         ========                          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing demand
  deposits..................      $  3,288    $    41     1.25%    $  2,785    $    36     1.29%     $  3,026    $    38     1.26%
 Savings and money market
  accounts..................        58,338      1,959     3.36       48,418      2,280     4.71        24,914        957     3.84
 Time deposits..............        85,285      6,104     5.98       79,007      4,872     6.17        62,255      3,366     5.41
 Federal funds purchased and
  securities sold under
   repurchase agreements....           433         15     3.46           --         --       --             2         --       --
 Other borrowings...........        12,660        427     3.37          133          5     3.76           107          4     3.74
                                  --------    -------              --------    -------               --------    -------
Total interest-bearing
 liabilities................       160,004      7,546     4.72      130,343      7,193     5.52        90,304      4,365     4.83
                                  --------    -------              --------    -------               --------    -------
Noninterest-bearing liabilities:
 Noninterest-bearing demand
  deposits..................        57,107                           42,511                            30,489
 Other liabilities..........        11,731                              194                             2,045
 Company obligated mandatorily
  redeemable trust preferred
  securities of subsidiary
   trusts...................         4,274                               --                                --
                                  --------                         --------                          --------
 Total liabilities..........       233,116                          173,048                           122,838
                                  --------                         --------                          --------
Shareholders' equity........        18,791                           15,395                            10,309
                                  --------                         --------                          --------
Total liabilities and
 shareholders' equity.......      $251,907                         $188,443                          $133,147
                                  ========                         ========                          ========
Net interest income.........                  $10,840                          $ 8,638                           $ 6,027
                                              =======                          =======                           =======
Net interest spread.........                              3.66%                            3.73%                             4.02%
Net interest margin(1)......                              4.94%                            5.05%                             5.20%

------------------
(1) The net interest margin is equal to net interest income divided by average interest-earning assets.

The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.
For purposes of these tables, changes attributable to both rate and volume which can not be segregated have been allocated to rate.

                                                    YEAR ENDED                               YEAR ENDED
                                                 DECEMBER 31, 2001                       DECEMBER 31, 2000
                                                     COMPARED                                 COMPARED
                                                     WITH 2000                               WITH 1999
                                      ---------------------------------------   ------------------------------------
                                         INCREASE (DECREASE)                      INCREASE (DECREASE)
                                               DUE TO                                   DUE TO
                                      -------------------------                 -----------------------
                                        AMOUNT         RATE          TOTAL        AMOUNT        RATE        TOTAL
                                      -----------   -----------   -----------   -----------   ---------   ----------
                                                              (Dollars in thousands)
Interest-earning assets:
 Loans and leases, including fees....    $3,052       $(1,168)       $1,884         $4,160        $ 320        $4,480
   Investment securities.............     1,286           (94)        1,192            397           74           471
   Federal funds sold................      (483)          (38)         (521)           225           83           308
                                         ------       -------        ------         ------        -----        ------
    Total interest income............     3,855        (1,300)        2,555          4,782          477         5,259
                                         ------       -------        ------         ------        -----        ------
Interest-bearing liabilities:
 Deposits other than time............       344          (660)         (316)         1,104          217         1,321
 Time, $100,000 and over.............       500           (54)          446          1,008          179         1,187
   Time under $100,000...............      (117)          (97)         (214)            50          269           319
   Other borrowings..................       438            (1)          437              1           --             1
                                         ------       -------        ------         ------        -----        ------
   Total interest expense............     1,165          (812)          353          2,163          665         2,828
                                         ------       -------        ------         ------        -----        ------
    Net interest income..............    $2,690       $  (488)       $2,202         $2,619        $(188)       $2,431
                                         ======       =======        ======         ======        =====        ======

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company's allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under "--Allowance for Possible Credit Losses." The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

The provision for possible credit losses for the year ended December 31, 2001 was $1,600,000 compared with $1,121,000 for the year ended December 31, 2000 and $900,000 for the year ended December 31, 1999. The increased provisions in 2001 and 2000 were made by the Company in response to the growth in its loan portfolio.

Non-Interest Income

The Company's primary source of non-interest income is service charges on accounts. The remaining non-interest income sources include wire transfer fees, collection and cashier's check fees, safe deposit box rentals, credit card income, rental income and credit life sales income. Also included in this category are net gains or losses realized on the sale of investment securities. In 1999, the Company recognized a one-time gain of $359,000 on the sale-lease back of one of the Company's office buildings, which was recorded as other operating income. No such gain was recognized in 2001 or 2000.

The following table presents, for the periods indicated, the major categories of non-interest income:

                                                                         Years Ended December 31,
                                                                ----------------------------------------
                                                                 2001             2000             1999
                                                                ------           ------           ------
                                                                          (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.................            $2,050           $1,380           $  789
Other non-interest income...........................               363              166              463
Gain on sales of securities.........................               698               55               --
                                                                ------           ------           ------
  Total non-interest income.........................            $3,111           $1,601           $1,252
                                                                ======           ======           ======

For the year ended December 31, 2001, the Company earned $2,050,000 in income from service charges, an increase of $670,000 or 49% compared with the year ended December 31, 2000. The increase is mainly attributable to the introduction of a new overdraft privilege product. Total non-interest income increased in this period by 94% compared with the same period in 2000, primarily due to the increase in service charges and gains on the sales of investment securities.

In 2001, the Company earned $698,000 from gains on the sale of investment securities compared with $55,000 in 2000. The Company sold such securities in order to reduce the amount of callable bonds owned by the Company as a result of the 475 basis point drop in interest rates.

For the year ended December 31, 2000, the Company earned $1,380,000 in income from service charges, an increase of 75% over the year ended December 31, 1999. Total non-interest income increased in this period by 28% compared with the same period in 1999. The increase is mainly attributable to asset and liability growth of the Company and the related opportunity for fee income though new products and pricing.

Non-Interest Expense

The major component of non-interest expense is employee compensation and benefits. The Company's non-interest expense also includes expenses which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising and supplies. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each market area. The initial branch expansion expense reduces earnings until branch growth is sufficient to cover those expenses.

For the years ended December 31, 2001, 2000 and 1999, non-interest expense totaled $10,955,000, $8,155,000 and $5,885,000, respectively. The $2,800,000 or
34% increase in 2001 was primarily the result of increased staffing and operating expenses. In addition, net occupancy and equipment expense increased from $1,237,000 to $1,762,000, an increase of $525,000 or 42% due to the completion and startup of an 18,000 square foot expansion facility to consolidate all back office and administration functions. All communications including telephones, computer hardware and software were also centralized for efficient operations. Office expenses increased $52,000 or 24% due to the addition of new branch locations.

The increase in total non-interest expense for 2000 compared with 1999 of $2,270,000 or 39% was primarily the result of increased staffing and operating expenses. The Company's efficiency ratios, calculated by dividing total non-interest expenses (excluding intangibles amortization) by net interest income plus non-interest income, excluding securities gains and losses, were 83% in 2001, 80% in 2000 and 79% in 1999.

The following table presents, for the periods indicated, the major categories of non-interest expense:

                                                                         Years Ended December 31,
                                                                 -----------------------------------------
                                                                   2001             2000             1999
                                                                 -------           ------           ------
                                                                        (DOLLARS IN THOUSANDS)
Employee compensation and benefits....................           $ 5,153           $4,063           $3,003
Non-staff expenses:
  Occupancy expense and equipment.....................             1,762            1,237              841
  Office expenses.....................................               272              220              176
  Minority interest expense, trust preferred
    securities........................................               410               --               --
  Other...............................................             3,358            2,635            1,865
                                                                 -------           ------           ------
    Total non-staff expenses..........................             5,802            4,092            2,882
                                                                 -------           ------           ------
    Total non-interest expense........................           $10,955           $8,155           $5,885
                                                                 =======           ======           ======

Employee compensation and benefits expense for the year ended December 31, 2001 was $5,153,000, an increase of $1,090,000 or 27% over $4,063,000 for the same period in 2000. The increase was primarily due to the addition of employees to handle Bank growth and salary increases. Employee compensation and benefits in 2000 increased by $1,060,000 or 35% from $3,003,000 for the year ended December 31, 1999 to $4,063,000. The increase was primarily due to growth in the number of employees. The number of full-time equivalent employees was 121 at December 31, 2001 compared with 107 at December 31, 2000, an increase of 13%.

In 2001, the Company paid $410,000 in minority interest expense to its subsidiary trusts. The Company formed First Community Capital Trust I in March 2001 and First Community Capital Trust II in November 2001. Each trust was formed to issue capital securities into an outside investment pool with other financial institutions in order to create additional capital for the Company. The capital securities are a hybrid type of debt instrument that are partially included as Tier 1 capital on the Company's balance sheet. In connection with the issuance of the capital securities, as of December 31, 2001, the Company had issued $10 million in aggregate principal amount of junior subordinated debentures. The debentures have 30-year maturities and semi-annual interest payments. See "--Borrowings".

INCOME TAXES

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense decreased approximately $150,000 to $170,000 for the year ended December 31, 2001 compared with $320,000 for the year ended December 31, 2000 and $229,000 for the year ended December 31, 1999. The effective tax rates in 2001, 2000 and 1999 were 12%, 33% and 34%, respectively. The effective tax rate was lower in 2001 than prior years due to the purchase of additional tax exempt investment securities, including additional municipal bonds and the funding of tax-exempt loans.

Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. Total franchise tax expense was $14,000 in 2001, $33,000 in 2000 and $21,000 in 1999. Such expense was included as a part of other non-interest expense.

FINANCIAL CONDITION

Loan and Lease Portfolio

The loan and lease portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around the Texas counties of Harris, Brazoria and Galveston. The Bank's primary strategy is to provide full service commercial banking with experienced loan officers and staff who focus on small to medium-sized business relationships with loan requirements between $50,000 and $3,500,000. This strategy includes building strong relationships while providing comprehensive banking services including working capital, fixed asset, real estate, and personal loan needs, and lease financing. Additional loan services are also provided through third party providers such as long term mortgages and factoring. Non-deposit product services such as insurance and retirement plans are also provided though the Bank's subsidiary, First Community Advisors, Inc.

Total loans and leases increased by $38,904,000 or 25% to $193,273,000 at December 31, 2001 compared with $154,369,000 at December 31, 2000. At December 31, 2000, loans net of unearned discount and fees had increased $32,122,000 or 26% over the level at December 31, 1999, primarily as a result of active business development efforts of the Company's officers, directors and employees. At December 31, 1999, loans net of unearned discount and fees had increased $53,535,000 or 78% over the level at December 31, 1998 primarily for the same reasons previously indicated.

During 2001 the Company began providing leasehold financing, which at December 31, 2001, net of unearned income, had a balance of $5,881,000. The majority of these leases are three to five year operating equipment leases made primarily to small businesses.

The following table summarizes the Company's loan and lease portfolio by type of loan at the dates indicated:

                                                                           DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                     2001                 2000                 1999                1998                1997
                             ------------------   ------------------   ------------------   -----------------   -----------------
                              AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                             ---------  -------   ---------  -------   ---------  -------   --------  -------   --------  -------
                                                                     (DOLLARS IN THOUSANDS)
Commercial and industrial...  $ 69,230     35.8%   $ 61,989     40.2%   $ 49,611     40.6%   $30,937     45.0%   $21,744     52.4%
Real estate.................   115,017     59.5      87,687     56.8      66,497     54.4     30,936     45.0     14,884     35.9
Consumer (net)..............     3,828      2.0       5,617      3.6       7,180      5.9      7,893     11.5      5,547     13.4
Lease financing.............     7,123      3.7          --       --          --       --         --       --         --       --
                              --------    -----    --------    -----    --------    -----    -------    -----    -------    -----
  Gross loans...............   195,198    101.0     155,293    100.6     123,288    100.9     69,766    101.5     42,175    101.7
Less unearned discounts
 and fees...................     1,925     (1.0)        924     (0.6)      1,041     (0.9)     1,054     (1.5)       715     (1.7)
                              --------    -----    --------    -----    --------    -----    -------    -----    -------    -----
  Total loans and leases      $193,273    100.0%   $154,369    100.0%   $122,247    100.0%   $68,712    100.0%   $41,460    100.0%
                              ========    =====    ========    =====    ========    =====    =======    =====    =======    =====

The Company's real estate loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to seven years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower and guarantors.

As of December 31, 2001, the Company's 1-4 family real estate loan portfolio was $4,864,000. Of this amount, $1,567,000 is repriceable in one year or less and an additional $2,467,000 is repriceable from one year to five years.

The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

The consumer loans the Company makes include direct "A"-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and size of the loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Company rarely makes loans at its legal lending limit, which at December 31, 2001 amounted to approximately $3.5 million. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Individual loan authorities are limited to $125,000 with two executive officers able to approve loans up to $325,000. Loans up to $750,000 are approved by the three area loan committees which meet weekly.
Loans above $750,000 are evaluated and acted upon by the Executive Committee which meets weekly and are reported to the board of directors. The Company's strategy is to invest funds in loans that will insure positive benefits to shareholders while providing protection to depositors' funds. Also, the Company's intent is to serve the legitimate needs of the community and general market area while maximizing returns and minimizing risk. Granting loans on a sound and collectible basis requires that loans are made that follow conservative loan policies and underwriting practices including:

     .  Ensuring that primary and secondary sources of repayment are adequate,

     . Obtaining adequate collateral as a tertiary source of repayment where needed,

     . Ensuring that credit and collateral files are fully and properly documented,

     . Thorough investigation of the character, creditworthiness and financial condition of potential and existing borrowers to ensure that loans can and will be repaid, and

     . Diversification of the portfolio among types of borrowers and types of collateral to ensure that no concentrations exist that create an undue level of risk from adverse occurrences.

The Company's loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The contractual maturity ranges of the loan portfolio excluding installment loans before unearned discounts, and the amount of such loans with predetermined and floating interest rates in each maturity range as of December 31, 2001, are summarized in the following table:

                                                                                DECEMBER 31, 2001
                                                       --------------------------------------------------------------------
                                                                            AFTER ONE
                                                          ONE YEAR           THROUGH            AFTER
                                                           OR LESS         FIVE YEARS        FIVE YEARS          TOTAL
                                                       ---------------   ---------------   ---------------   --------------
                                                                              (DOLLARS IN THOUSANDS)
Loans with a predetermined interest rate............        $19,028           $75,973           $15,920         $110,921
Loans with a floating interest rate.................         79,953               496                --           80,449
                                                            -------           -------           -------         --------
  Total.............................................        $98,981           $76,469           $15,920         $191,370
                                                            =======           =======           =======         ========

Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates).

At December 31, 2001, 2000 and 1999, the Company had outstanding and unfunded standby letters of credit, which are primarily cash secured, totaling $512,000, $2,088,000 and $2,049,000, respectively, and unfunded loan commitments of $24,668,000, $25,341,000 and $25,834,000, respectively. With respect to such unfunded loan commitments at December 31, 2001, the Company considers approximately 50% to be "firm" and will be exercised during the 2002 calendar year.

The Company accrues interest on its performing loans daily. Interest is computed using the simple interest method. This method recognizes that as the principal balance falls during the life of the loan, a smaller portion of each payment constitutes interest earned on the outstanding balance. The Company often charges points and fees upon origination of certain real estate and construction loans. It complies with the appropriate accounting principles when these fees and points are charged and when the resulting income is recognized.

Nonperforming Assets

The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, asset deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan.

Nonperforming assets were $5.2 million at December 31, 2001, an increase of $3.1 million or 154% compared with $2.0 million at December 31, 2000. As of December 31, 2001, 28 loans in the amount of $2,268,000 were on nonaccrual status. One real estate loan in the amount of $1,487,000 accounts for 66% of nonperforming loans at such date. Other real estate at December 31, 2001 consists of one performing loan in the amount of $1,927,000 that was sold on a recourse basis and was therefore classified as other real estate. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

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

The Company may renegotiate the terms of a loan because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was one loan in such status at December 31, 2001 and 2000.

The Company obtains appraisals on loans secured by real estate, as required by applicable regulatory guidelines, and may update such appraisals for loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for possible credit losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell. The following table presents information regarding nonperforming assets as of the dates indicated:


                                                                       DECEMBER 31,
                                                       --------------------------------------------
                                                        2001       2000     1999     1998     1997
                                                       ------     ------    -----    -----    -----
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases........................    $2,268     $1,762    $ 325    $ 287    $ 100
Accruing loans past due 90 days or more............       952        256       53        2       20
Restructured loans.................................        15         17      105      132      158
Other real estate..................................     1,927         --      119       --       --
                                                       ------     ------    -----    -----    -----
          Total nonperforming assets...............    $5,162     $2,035    $ 602    $ 421    $ 278
                                                       ======     ======    =====    =====    =====
Nonperforming assets to total loans, leases
    and other real estate..........................       2.6%       1.3%     0.5%     0.6%     0.7%

Allowance for Possible Credit Losses


The allowance for possible credit losses is a reserve established through charges to earnings in the form of a provision for possible credit losses.
Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for possible credit losses to the Company's board of directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as the Company's historical loan and lease loss experience, the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and leases and related collateral security, the evaluation of the loan portfolio by the monthly external loan review conducted by Temple and Associates and other relevant factors. Charge-offs occur when loans are deemed to be uncollectible.

The allowance for possible credit losses represents management's estimate of an amount adequate to provide for known and inherent losses in the loan and lease portfolio in the normal course of business. The Company makes specific allowances for each loan based on its type and classification as discussed below. However, there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. The Company has established an unallocated portion of the allowance based on its evaluation of these risks, which management believes is prudent and consistent with regulatory requirements. Due to the uncertainty of risks in the loan and lease portfolio, management's judgment of the amount of the allowance necessary to absorb credit losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the adequacy of the allowance.

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company contracts with Temple and Associates to monthly perform an external loan review. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans internally classified as "substandard" or in the more severe categories of "doubtful" or "loss" are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 2001, the Company had $3,845,000 of such loans compared with $3,115,000 at December 30, 2000, a 23% increase.

The internally classified loan list and certain other non-classified, non-criticized loans are maintained on the Bank's internal "watch list". Along with the delinquency list, these loans are closely monitored to ensure appropriate steps are taken to ensure collection. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of
the allowance for possible credit losses.   At December 31, 2001, the Company
had $2,705,000 of such loans.

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.

Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2001, the allowance for possible credit losses amounted to $2,020,000 or 1.05% of total loans. The allowance for possible credit losses as a percentage of nonperforming loans was 62.4% at December 31, 2001.

The Company charged off a net of $793,000 in loans during the year ended December 31, 2001 (0.46% of average loans), an increase of $83,000 or 12% compared with net charge offs of $710,000 in loans during the year ended

December 31, 2000 (0.51% of average loans). Recoveries with respect to charged off loans have been insignificant to date.

As of December 31, 2000, the Company's allowance for possible credit losses was $1,214,000 or approximately 0.78% of the loans outstanding at such date. This compares to the Company's allowance for possible credit losses of $803,000 or 0.66% of the loans outstanding at December 31, 1999. Although additional losses may occur, management believes the allowance for possible credit losses is adequate to absorb probable losses inherent in the loan and lease portfolio at December 31, 2001.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

                                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                         2001         2000         1999        1998        1997
                                                       --------     --------     --------     -------     -------
                                                                        (DOLLARS IN THOUSANDS)
Average loans and leases outstanding...............    $172,601     $138,967     $ 96,572     $55,218     $28,504
                                                       ========     ========     ========     =======     =======
Gross loans and leases outstanding at end of period    $193,273     $154,369     $122,247     $68,712     $41,460
                                                       ========     ========     ========     =======     =======
Allowance for possible credit losses at end  of
     period........................................    $  1,214     $    803     $    369     $   188     $   102
Provision for credit losses........................       1,600        1,121          900         386         168
Charge-offs........................................        (872)        (789)        (517)       (223)        (84)
Recoveries.........................................          79           79           51          18           2
                                                       --------     --------     --------     -------     -------
Net loan  and lease charge-offs....................        (793)        (710)        (466)       (205)        (82)
                                                       --------     --------     --------     -------     -------
Allowance for possible credit losses at end of
     period........................................    $  2,020     $  1,214     $    803     $   369     $   188
                                                       ========     ========     ========     =======     =======
Ratio of allowance to average loans and leases.....        1.17%        0.87%        0.83%       0.67%       0.66%
Ratio of net charge-offs to average loans
     and leases....................................        0.46%        0.51%        0.48%       0.37%       0.29%
Ratio of net charge-offs to end of period
     loans and leases..............................        0.41%        0.46%        0.38%       0.54%       0.20%
Ratio of allowance to end of period
    nonperforming loans and leases.................       62.44%       59.66%      166.25%      87.65%      67.63%

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans and leases.

                                                                 DECEMBER 31,
                                                -----------------------------------------------
                                                         2001                     2000
                                                 --------------------    ----------------------
                                                          PERCENT OF               PERCENT OF
                                                           LOANS TO                 LOANS TO
                                                AMOUNT  TOTAL LOANS(1)   AMOUNT   TOTAL LOANS(1)
                                                ------- --------------   -------  --------------
                                                            (DOLLARS IN THOUSANDS)
Balance of allowance for possible credit
    losses applicable to:
Commercial and industrial....................    $  485       35.5%       $  446          40.0%
Real estate..................................       827       58.9           360          56.5
Consumer and other...........................         1        3.6             1           3.5
Lease financing..............................        59        2.0            --            --
Unallocated..................................       648         --           407            --
                                                 ------                   ------
     Total allowance for credit losses.......    $2,020                   $1,214
                                                 ======                   ======

                                                                        DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                    1999                    1998                    1997
                                            ---------------------   ---------------------   ---------------------
                                                      PERCENT OF              PERCENT OF              PERCENT OF
                                                       LOANS TO                LOANS TO                LOANS TO
                                            AMOUNT   TOTAL LOANS(1)  AMOUNT   TOTAL LOANS(1) AMOUNT TOTAL LOANS(1)
                                            ------   --------------  ------   -------------- ------ --------------
                                                                   (DOLLARS IN THOUSANDS)
Balance of allowance for possible
    credit losses applicable to:
Commercial and industrial................     $559          40.2%     $161          44.3%     $ 99          51.6%
Real estate..............................      183          54.0       107          44.3        64          35.3
Consumer and other.......................        1           5.8         7          11.4         1          13.1
Unallocated..............................       60            --        94            --        24            --
                                              ----                    ----                    ----
     Total allowance for credit losses...     $803                    $369                    $188
                                              ====                    ====                    ====

-------------------
(1)  Total loans represent gross loans less unearned discounts and fees.

Interest Rate Sensitivity Management

Interest rate sensitivity refers to the relationship between market interest rates and net interest income resulting from the repricing of certain assets and liabilities. Interest rate risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. One way to reduce the risk of significant adverse effects on net interest income of market rate fluctuations is to minimize the difference between rate sensitive assets and liabilities, referred to as gap, by maintaining an interest rate sensitivity position within a particular time frame.

Maintaining an equilibrium between rate sensitive assets and liabilities will reduce some of the risk associated with adverse changes in market rates, but it will not guarantee a stable net interest spread because yields and rates may not change simultaneously and may change by different amounts. These changes in market spreads could materially affect the overall net interest spread even if assets and liabilities were perfectly matched. If more assets than liabilities reprice within a given period, an asset sensitive position or "positive gap" is created (rate sensitivity ratio is greater than 100%), which means asset rates respond more quickly when interest rates change. During a positive gap, a decline in market rates will have a negative impact on net interest income. Alternatively, where more liabilities than assets reprice in a given period, a liability sensitive position or "negative gap" is created (rate sensitivity ratio is less than 100%) and a decline in interest rates will have a positive impact on net interest income.

The following table presents an analysis of the Company's interest rate sensitivity position at December 31, 2001:

                                                                         Term to Repricing
                                                   -------------------------------------------------------------
                                                      0-90       91-180      181-365         After
                                                      days        days         days         1 year       Total
                                                   ---------    ---------    ---------    ---------    ---------
                                                                      (Dollars in thousands)
Interest earning assets:
  Loans and leases (excluding non-accruals).....    $ 84,096     $  5,244     $ 10,490     $ 91,175     $191,005
  Investment securities.........................         176           --           --       62,854       63,030
  Other earning assets..........................         290           --           --           --          290
                                                    --------     --------     --------     --------     --------
    Total interest earning assets...............    $ 84,562     $  5,244     $ 10,490     $154,029     $254,325
                                                    --------     --------     --------     --------     --------
Interest-bearing liabilities:
  Certificates of deposit.......................    $ 27,330     $ 12,886     $ 22,964     $ 17,487     $ 80,667
  Federal Home Loan Bank advances...............       5,800       14,000       10,897        6,600       37,297
  Other interest bearing liabilities............      72,229           --           --           --       72,229
                                                    --------     --------     --------     --------     --------
    Total interest-bearing liabilities..........    $105,359     $ 26,886     $ 33,861     $ 24,087     $190,193
                                                    --------     --------     --------     --------     --------
Cumulative interest rate gap....................    $(20,797)    $(42,439)    $(65,810)    $ 64,132
Cumulative rate sensitivity ratio...............       (7.23)%     (14.76)%     (22.89)%       22.3%

Assets

As of December 31, 2001, the Company's total assets were $287,565,000, which represents an increase of about 33% in total assets of $216,249,000 at December 31, 2000. This growth is primarily attributable to the increase in the Company's loan and securities portfolios.

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

At December 31, 2001, demand, money market and savings deposits accounted for approximately 63% of total deposits, while certificates of deposit made up 37% of total deposits. Noninterest-bearing demand deposits totaled $67,213,000 or 31% of total deposits at December 31, 2001 compared with $53,850,000 or 27% of total deposits at December 31, 2000. The average cost of deposits, including noninterest-bearing demand deposits, was 3.5% for the year ended December 31, 2001 compared with 4.2% for the year ended December 31, 2000. The decrease in the average cost of deposits was primarily due to the lower interest rate environment during the last nine months of 2001 compared with the same period in 2000.

At December 31, 2000, total deposits increased to $197,570,000 from $139,491,000 at December 31, 1999, an increase of $58,079,000 or 42%. The increase can be attributed primarily to new locations and overall growth of the Company. The average cost of deposits, including noninterest-bearing deposits, was 3.6% for year ended December 31, 1999.

The following table presents for the periods indicated the average balances and weighted average rates paid on deposits:

                                                                          YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                                 2001                2000                1999
                                                           ---------------    ----------------    ----------------
                                                            AMOUNT    RATE      AMOUNT    RATE     AMOUNT     RATE
                                                          ---------   ----    ---------   ----    ---------   ----
                                                                            (DOLLARS IN THOUSANDS)
Noninterest-bearing deposits...........................    $ 57,107     --%    $ 42,511     --%    $ 30,489     --%
Interest-bearing deposits including
     IRA and public funds..............................     101,394   4.18       92,194   5.14       66,080   4.57
CDs in amounts of $100M or more........................      45,519   6.29       38,016   6.43       24,115   5.55
                                                           --------   ----     --------   ----     --------   ----
        Total deposits.................................    $204,020   3.48     $172,721   4.16     $120,684   3.61
                                                           ========   ====     ========   ====     ========   ====

The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2001:

                                                    DECEMBER 31, 2001
                                               ---------------------------
                                                 (DOLLARS IN THOUSANDS)
Three months or less..........................            $13,061
Over three months through six months..........              6,527
Over six months through one year..............             13,068
Over one year.................................             13,140
                                                          -------
          Total...............................            $45,796
                                                          =======

The amount of deposits in certificates of deposit ("CDs") including IRA and public funds in amounts of $100,000 or more increased from 24% of deposits as of December 31, 1999 to 25% of deposits as of December 31, 2000 and decreased to 21% of deposits as of December 31, 2001.

The Company's CD rates are competitive with local independent community banks. However, the rates paid on CDs in amounts of $100,000 or more normally exceed the rates paid by the Company on smaller retail deposits. Because CDs in amounts of $100,000 or more normally command higher rates than smaller retail deposits in the marketplace, such CDs are subject to being moved to other financial institutions if a higher rate can be obtained by the depositor. Thus, CDs in amounts of $100,000 or higher may be considered less stable than other deposits. However, because a large portion of the Company's CDs in amounts of $100,000 or more are owned by customers who have a full banking relationship with the Company, management does not consider these CDs to be volatile.

Interest expense on CDs in amounts of $100,000 or more was $3,030,000, $2,584,000 and $1,397,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in interest expense for 2001 is primarily due to volume growth. In addition, a majority of these CDs in amounts of $100,000 or more were initially issued prior to the third quarter of 2001 when market interest rates were higher, which contributed to the higher interest expense. The increase in interest expense on CDs in amounts of $100,000 or more for 2000 and 1999 is primarily due to volume growth and higher interest rates paid thereon. The higher cost of such funds relative to other deposits has had a negative impact on the Company's net interest margin.

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $11,205,000 as of December 31, 2001. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of December 31, 2001, the balance in this account was approximately $10,272,000. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities (i.e., mortgage-backed securities), demand deposits with commercial banks and vault cash. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.

In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has a $3,000,000 overnight line of credit with TIB - The Independent BankersBank, Dallas, Texas, and a $4,000,000 overnight line of credit with Southwest Bank of Texas, Houston, Texas.

Borrowings

In 2001, the Company formed two wholly-owned Delaware statutory business trusts which issued an aggregate of $10.0 million of interest-bearing capital securities to third parties. Each trust invested the proceeds in an equivalent amount of the Company's Junior Subordinated Deferrable Interest Debentures. The Company has fully and unconditionally guaranteed the trusts' capital securities obligations.

For regulatory purposes, the Federal Reserve Board treats a portion of the capital securities as Tier 1 capital. The treatment of the capital securities as Tier 1 capital, in addition to the ability to deduct the expense of the Junior Subordinated Deferrable Interest Debentures for federal income tax purposes, provided the Company with a cost effective method of raising capital to support the Bank and provide funds for corporate purposes such as the acquisition of the stock of Express Bank. See "Business - Issuance of Preferred Securities of Subsidiary Trusts."

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $63,030,000 at December 31, 2001, an increase of $27,917,000 or 80% from $35,113,000 at December 31,
2000. The increase occurred primarily as the result of loan advances from the Federal Home Loan Bank of Dallas which were used to purchase additional mortgage-backed and CMO securities at an attractive spread over the interest cost of those borrowed funds. At December 31, 2001, securities represented 22% of total assets compared with 16% of total assets at December 31, 2000. The yield on average securities for the year ended December 31, 2001 was 6.1% compared with 6.4% for the same period in 2000. The average life of the securities portfolio at December 31, 2001 was approximately 6.8 years.

At December 31, 2000, investment securities available for sale totaled $35,113,000, an increase of $20,042,000 or 133% from $15,071,000 at December 31,
1999. The increase was primarily attributable to deposit growth. At December 31, 2000, investment securities represented 16% of total assets compared with 10% of total assets at December 31, 1999. The yield on the investment portfolio for the year ended December 31, 2000 was 6.4% compared with a yield of 6.0% for the year ended December 31, 1999.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, mortgage-backed securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase.

Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be Government National Mortgage Association, Fannie Mae or Freddie Mac pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond's cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2001:

                                                                         DECEMBER 31, 2001
                                  -----------------------------------------------------------------------------------------------
                                                        AFTER ONE          AFTER FIVE
                                       WITHIN        YEAR BUT WITHIN    YEARS BUT WITHIN
                                      ONE YEAR          FIVE YEARS          TEN YEARS        AFTER TEN YEARS         TOTAL
                                  ---------------   ----------------   -----------------   -----------------   ------------------
                                  AMOUNT   YIELD    AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT     YIELD
                                  ------   ------   -------   ------   --------   ------   --------   ------   --------   -------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage-backed securities.....     $ --      --%      $ --        %    $ 8,271     5.7%    $29,683     5.6%    $37,954      5.8%
Obligations of state and
     political subdivisions....      175     4.8        223     4.5       2,509     4.5       4,896     4.9       7,803      4.8
Collateralized mortgage
     obligations...............       --      --         --      --          --      --      17,556     6.1      17,556      6.1
                                    ----    ----       ----    ----     -------    ----     -------    ----     -------     ----
     Total.....................     $175     4.8%      $223     4.5%    $10,780     5.4%    $52,135     5.8%    $63,313     5.74%
                                    ====    ====       ====    ====     =======    ====     =======    ====     =======     ====

Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.

The following table summarizes the carrying value and classification of securities as of the dates shown:

                                                    DECEMBER 31,
                                      ------------------------------------------
                                        2001             2000              1999
                                      -------          -------           -------
                                            (DOLLARS IN THOUSANDS)

Available-for-sale...........         $63,030          $35,113           $13,919
Held-to-maturity.............              --               --             1,152
                                      -------          -------           -------
 Total securities............         $63,030          $35,113           $15,071
                                      =======          =======           =======

The following table summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                                 DECEMBER 31, 2001                                 DECEMBER 31, 2000
                                  -----------------------------------------------   -----------------------------------------------
                                                GROSS         GROSS                               GROSS         GROSS
                                  AMORTIZED   UNREALIZED   UNREALIZED      FAIR     AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                    COST         GAIN         LOSS        VALUE       COST         GAIN         LOSS        VALUE
                                  ---------   ----------   -----------   --------   ---------   ----------   -----------   --------
                                                                       (DOLLARS IN THOUSANDS)
U.S. Government securities.....     $  --       $  --         $ --        $  --       $20,256         $ 64      $(171)      $20,149
Mortgage-backed securities.....      37,954           96       (350)       37,700       8,500           51         (8)        8,543
Obligations of state and
     political subdivisions....       7,803           17       (136)        7,684       3,855           15         (4)        3,866
Collateralized mortgage
     obligations...............      17,556          111        (21)       17,646          --           --         --            --
Other securities...............          --           --         --            --       2,518           37         --         2,555
                                    -------         ----      -----       -------     -------         ----      -----       -------
      Total....................     $63,313         $224      $(507)      $63,030     $35,129         $167      $(183)      $35,113
                                    =======         ====      =====       =======     =======         ====      =====       =======

                                                               DECEMBER 31, 1999
                                  ----------------------------------------------------------------------------
                                                           GROSS               GROSS
                                     AMORTIZED          UNREALIZED           UNREALIZED             FAIR
                                        COST               GAIN                 LOSS               VALUE
                                  ----------------   -----------------   ------------------   ----------------
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasuries................         $   249         $        --              $  (3)            $   246
U.S. Government securities.....          14,239                  --               (567)             13,673
Mortgage-backed securities.....              --                  --                                     --
Obligations of state and
     political subdivisions....              --                  --                                     --
Other securities...............              --                  --                                     --
                                        -------         -----------              -----             -------
   Total.......................         $14,488         $        --              $(570)            $13,919
                                        =======         ===========              =====             =======

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

It is the policy of the Company to utilize the investment portfolio as a vehicle for investment of excess funds in minimal risk assets, usually securities rated Aa or higher or backed by the full faith and credit of the United States government. Investment policies are made by the Asset/Liability and Investment Committee of the Board of Directors. The investment portfolio provides additional liquidity on a short-term basis through the sale or pledging, if necessary, of the portfolio securities.

Shareholders' Equity

Total shareholders' equity as of December 31, 2001 was $19,512,000, an increase of $1,441,000 or 8% compared with shareholders' equity of $18,071,000 at December 31, 2000. The increase was primarily due to issuance of Common Stock of $487,000 and net income of $1,226,000 offset by the purchase of treasury stock of $95,000 and unrealized loss on securities of $177,000. Total shareholders' equity was $14,858,000 at December 31, 1999. The $3,213,000 increase compared with shareholders' equity at December 31, 2000 was primarily the result of earnings and the issuance of additional Common Stock in the amount of $643,000 and $2,267,000, respectively.

Capital Resources

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and national bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (leverage ratio) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve's guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the OCC's prompt corrective action regulations.

The following table provides a comparison of leverage and risk-weighted capital ratios as of December 31, 2001 to the minimum and well-capitalized regulatory standards:

                                                                                 TO BE WELL-
                                                             MINIMUM             CAPITALIZED
                                                           REQUIRED FOR          UNDER PROMPT
                                                         CAPITAL ADEQUACY         CORRECTIVE        ACTUAL RATIO AT
                                                             PURPOSES         ACTION PROVISIONS    DECEMBER 31, 2001
                                                       --------------------   ------------------   ------------------
FIRST COMMUNITY CAPITAL CORPORATION
Leverage ratio......................................           4.00%(1)                 N/A                 9.35%
Tier 1 risk-based capital ratio.....................           4.00                     N/A                12.12
Risk-based capital ratio............................           8.00                     N/A                14.67

FIRST COMMUNITY BANK, NA
Leverage ratio......................................           4.00%(2)                5.00%                8.53%
Tier 1 risk-based capital ratio.....................           4.00                    6.00                11.06
Risk-based capital ratio............................           8.00                   10.00                12.01

--------------
(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information under the captions "Election of Directors," "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting and Compliance" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated herein by reference in response to this item.

ITEM 10.   EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation and Other Matters" in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information under the caption "Interests of Management and Others in Certain Transactions" in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB.


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------   -------------------------------------------------------------------------
    2.1   Agreement and Plan of Reorganization dated as of November 16, 2000 by and among First Community Capital Corporation, First Community Bank, N.A. and
          First Community Capital Corporation of Delaware, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 8-A
          filed with the Securities and Exchange Commission on April 27, 2001 (the "Form
          8-A")).

    2.2*  Stock Purchase Agreement dated as of January 8, 2002 by and among First
          Community Capital Corporation, as Purchaser, and the Stockholders of The
          Express Bank, as Sellers.

    3.1   Articles of Incorporation of the Company (incorporated herein by reference to
          Exhibit 3.1 to Form 8-A).

    3.2   Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the
          Form 8-A).

    4.1   Form of Certificate representing shares of common stock of First Community
          Capital Corporation (incorporated herein by reference to Exhibit 4.1 to the
          Form 8-A).

    4.2   Indenture, dated as of March 28, 2001, between First Community Capital
          Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Deferrable Interest Debentures of First


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------   ---------------------------------------------------------------------------
          Community Capital Corporation (incorporated herein by reference to Exhibit 4.2 to the Form 8-A).

   4.3    Amended and Restated Declaration of Trust dated as of March 28, 2001 of First
          Community Capital Trust I (incorporated herein by reference to Exhibit 4.3 to the Form 8-A).

   4.4    Capital Securities Guarantee Agreement dated as of March 28, 2001 by and between First Community Capital Corporation, as guarantor, and Wilmington
          Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.4 to the Form 8-A).

   4.5    Indenture, dated as of November 28, 2001, between First Community Capital
          Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Debt Securities of First Community Capital
          Corporation (incorporated herein by reference to Exhibit 4.1 to the Company's
          Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2002 (the "Form 8-K")).

   4.6    Form of Floating Rate Junior Subordinated Debt Security (incorporated herein by reference to Exhibit 4.2 to the Form 8-K).

   4.7    Amended and Restated Declaration of Trust of First Community Capital Trust II
          dated as of November 28, 2001 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K).

   4.8    Guarantee Agreement dated as of November 28, 2001 by and between First
          Community Capital Corporation, as guarantor, and Wilmington Trust Company, as
          Trustee (incorporated herein by reference to Exhibit 4.4 to the Form 8-K).

   9.1*   First Community Capital Corporation Voting and Stock Restriction Agreement, As
          Amended and Restated.

  10.1+   First Community Capital Corporation 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on
          Form S-8 (Registration No. 333-66376) (the "Form S-8").

  10.2+   Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan
          (incorporated herein by reference to Exhibit 4.5 to the Form S-8).

  10.3+   Form of Nonqualified Stock Option Agreement under the 1996 Stock Option Plan
          (incorporated herein by reference to Exhibit 4.6 to the Form S-8).

  21.1*   Subsidiaries of First Community Capital Corporation

  23.1*   Consent of Harper & Pearson Company, P.C.

----------------
*  Filed herewith
+  Represents management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2002

                              First Community Capital Corporation

                              By: /s/ Nigel J. Harrison
                                 -----------------------------------------
                              Name:   Nigel J. Harrison
                              Title:  President and Chief Executive Officer

In accordance with the regulations of the United States Securities and Exchange Commission and the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 15, 2002.

By: /s/ Nigel J. Harrison                                 By: /s/ Barry M. Blocker
   ------------------------------------------                ----------------------------------------
Name:  Nigel J. Harrison                                  Name:  Barry M. Blocker
Title:  President and Chief Executive Officer             Title:  Senior Vice President and C.F.O.
(principal executive officer)                             (principal financial officer)

By: /s/ Linn C. Eignus                                    By: /s/ George A. Clark, Jr.
   ------------------------------------------                ----------------------------------------
Name:  Linn C. Eignus                                     Name:  George A. Clark, Jr.
Title:  Director                                          Title:  Director

By: /s/ Robert A. Ferstl                                  By: /s/ Thomas R. Johnson
   ------------------------------------------                ----------------------------------------
Name:  Robert A. Ferstl                                   Name:  Thomas R. Johnson
Title:  Director                                          Title:  Director

By: /s/ Louis F. Goza                                     By: /s/ Kenneth A. Love
   ------------------------------------------                ----------------------------------------
Name:  Louis F. Goza                                      Name:  Kenneth A. Love
Title:  Director                                          Title:  Director

By: /s/ Charles L. Whynot                                 By: /s/ Richard L. Wagoner
   ------------------------------------------                ----------------------------------------
Name:  Charles L. Whynot                                  Name:  Richard L. Wagoner
Title:  Director                                          Title:  Director

By: /s/ George I. Pinder
   ------------------------------------------
Name:  George I. Pinder
Title:  Director

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
First Community Capital Corporation
Houston, Texas


We have audited the accompanying consolidated statements of condition of First Community Capital Corporation and First Community Bank as of December 31, 2001 and 2000, respectively and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company and Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Capital Corporation and First Community Bank at December 31, 2001 and 2000, respectively and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules of consolidating statements as reflected on pages F-24 and F-25 are presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



/s/ Harper & Pearson Company



Houston, Texas
February 28, 2002

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                   Bank Only
                        ASSETS                                                   2001                 2000
                        ------                                              -------------        -------------
Cash and due from banks                                                     $  13,714,704        $  12,823,859
Federal funds sold                                                                     --            2,875,000
                                                                            -------------        -------------

     Total cash and cash equivalents                                           13,714,704           15,698,859

Securities available for sale                                                  63,029,688           35,113,031
Other investments                                                                 290,000              290,000

Loans and leases, net unearned fees                                           193,273,013          154,368,899
Less allowance for possible credit losses                                      (2,020,496)          (1,213,630)
                                                                            -------------        -------------
     Loans and leases, net                                                    191,252,517          153,155,269

Bank premises and equipment, net                                                7,278,968            6,897,233
Accrued interest receivable                                                     1,380,204            1,380,644
Federal Home Loan Bank stock                                                    1,864,900              490,100
Federal Reserve Bank stock                                                        491,400              424,300
Texas Independent Bank stock                                                       40,000               40,000
Cash surrender value of life insurance                                          4,843,613            2,358,120
Other real estate owned                                                         1,927,361                   --
Other assets                                                                    1,451,574              401,435
                                                                            -------------        -------------

                                                                            $ 287,564,929        $ 216,248,991
                                                                            =============        =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Liabilities
     Deposits:
     Noninterest-bearing                                                    $  67,212,602        $  53,850,485
     Interest-bearing                                                         149,195,765          143,719,532
                                                                            -------------        -------------
     Total Deposits                                                           216,408,367          197,570,017

Federal Home Loan Bank borrowings                                              37,297,000                   --
Fed Funds purchased                                                             3,700,000                   --
Accrued interest payable and other liabilities                                    647,619              607,970
                                                                            -------------        -------------

     Total Liabilities                                                        258,052,986          198,177,987
                                                                            -------------        -------------

Commitments and Contingencies

Company obligated mandatorily redeemable trust preferred
     securities of subsidiary trust                                            10,000,000                   --
                                                                            -------------        -------------

Stockholders' Equity
     Common stock                                                                  23,252            5,696,370
     Treasury stock                                                                   (88)                  --
     Capital surplus                                                           18,449,652           10,682,893
     Retained earnings                                                          1,226,358            1,702,092
     Accumulated other comprehensive loss                                        (187,231)             (10,351)
                                                                            -------------        -------------

     Total Stockholders' Equity                                                19,511,943           18,071,004
                                                                            -------------        -------------

                                                                            $ 287,564,929        $ 216,248,991
                                                                            =============        =============

See accompanying notes

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                 Bank Only
                                                                                2001               2000
                                                                          --------------       -------------
INTEREST INCOME
   Interest and fees on loans                                              $ 15,660,878         $ 13,776,991
   Securities available for sale                                              2,616,133            1,365,823
   Securities to be held to maturity                                                  -               58,248
   Other investments                                                              2,752                    -
   Federal funds sold                                                           105,744              630,311
                                                                           ------------         ------------

   Total Interest Income                                                     18,385,507           15,831,373
                                                                           ------------         ------------

INTEREST EXPENSE
   Deposits                                                                   7,103,483            7,188,055
   Other borrowed funds                                                         442,019                5,124
                                                                           ------------         ------------

   Total Interest Expense                                                     7,545,502            7,193,179
                                                                           ------------         ------------

NET INTEREST INCOME                                                          10,840,005            8,638,194

PROVISION FOR POSSIBLE CREDIT LOSSES                                         (1,600,000)          (1,121,000)
                                                                           ------------         ------------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                                                     9,240,005            7,517,194
                                                                           ------------         ------------

NON-INTEREST INCOME
   Service charges                                                            2,050,320            1,380,263
   Gain on sales of securities                                                  698,307               54,616
   Other                                                                        362,517              166,421
                                                                           ------------         ------------

   Total Non-Interest Income                                                  3,111,144            1,601,300
                                                                           ------------         ------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                             5,153,038            4,062,511
   Net occupancy and equipment expense                                        1,761,486            1,236,816
   Office expenses                                                              272,265              220,400
   Minority interest expense, trust preferred securities                        410,133                    -
   Other                                                                      3,358,369            2,635,295
                                                                           ------------         ------------

   Total Non-Interest Expense                                                10,955,291            8,155,022
                                                                           ------------         ------------

EARNINGS BEFORE INCOME TAXES                                                  1,395,858              963,472

INCOME TAXES                                                                    169,500              320,638
                                                                           ------------         ------------

NET EARNINGS                                                                  1,226,358              642,834

OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized (loss) gain on available for sale securities                     (176,880)             365,483
                                                                           ------------         ------------

COMPREHENSIVE INCOME                                                       $  1,049,478         $  1,008,317
                                                                           ============         ============

See accompanying notes.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                       Common        Treasury           Capital         Retained       Comprehensive
                                        Stock          Stock            Surplus         Earnings           Loss           Total
                                     -----------   -------------    -------------    -------------    --------------  -------------
Bank Only
--------------------------------
Balance - December 31, 1999           $5,149,540     $         -     $ 8,962,758       $1,121,232      $ (375,834)    $14,857,696

Issuance of Common Stock
     (109,366 shares)                    546,830               -       1,720,135                -               -       2,266,965

Net Earnings                                   -               -               -          642,834               -         642,834

Unrealized Gain on Securities (Net
     (of income tax of $188,279)               -               -               -                -         365,483         365,483
                                                                                                                   --------------
Total Comprehensive Income                                                                                              1,008,317

Dividends                                      -               -               -          (61,974)              -         (61,974)
                                     -----------   -------------   -------------  ---------------  --------------  --------------
Balance - December 31, 2000            5,696,370               -      10,682,893        1,702,092         (10,351)     18,071,004

First Community Capital Corp.
--------------------------------

Issuance of Common Stock
     (21,550 shares)                     107,750               -         355,575                -               -         463,325

Exchange of Common Stock of
     Bank for Common Stock
     of Company                       (5,780,904)              -       7,482,996       (1,702,092)              -               -

Issuance of Common Stock
     (3,600 shares)                           36               -          23,214                -               -          23,250

Purchase of Treasury Stock
     (8,848 shares)                            -             (88)        (95,026)               -               -         (95,114)

Net Earnings                                   -               -               -        1,226,358               -       1,226,358

Unrealized Loss on Securities (Net
     (of income tax of $91,120)                -               -               -                -        (176,880)       (176,880)
                                     -----------   -------------   -------------  ---------------  --------------  --------------
Total Comprehensive Income                                                                                              1,049,478

Balance - December 31, 2001           $   23,252     $       (88)    $18,449,652       $1,226,358      $ (187,231)    $19,511,943
                                     ===========   =============   =============  ===============  ==============  ==============

See accompanying notes.                       F-4

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                     Bank Only
                                                                       2001             2000
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                  $  1,226,358    $    642,834
                                                                   ------------    ------------
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Provision for possible credit losses                             1,600,000       1,121,000
     Provision for depreciation                                         672,754         545,105
     Gain on sale of bank premises and equipment                             --          (5,255)
     Deferred gain on sale of bank premises                              73,932          73,932
     Amortization and accretion of premiums and
       discounts on investment securities, net                           52,629         (26,259)
     Gain on sale of securities                                        (698,307)        (54,616)
     Change in operating assets and liabilities:
       Accrued interest receivable                                          440        (423,853)
       Other assets                                                  (1,050,139)       (439,991)
       Accrued interest payable and other liabilities                    56,836         142,644
                                                                   ------------    ------------

     Total adjustments                                                  708,145         932,707
                                                                   ------------    ------------

     Net cash provided by operating activities                        1,934,503       1,575,541
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of investment securities     61,643,973       7,688,001
     Purchases of investment securities                             (89,182,951)    (27,095,488)
     Net increase in loans                                          (39,697,248)    (32,550,612)
     Proceeds from sale of bank premises and equipment                       --          80,000
     Purchases of bank premises and equipment, net                   (1,054,489)     (2,406,612)
     Change in cash surrender value of life insurance                (2,485,493)     (2,358,120)
     Assets acquired by foreclosure                                  (1,927,361)       (290,000)
     Purchase of Federal Home Loan Bank Stock                        (1,374,800)        (37,600)
     Purchase of Federal Reserve Bank stock                             (67,100)       (184,100)
     Purchase of Texas Independent Bank Stock                                --         (20,000)
                                                                   ------------    ------------

     Net cash used by investing activities                          (74,145,469)    (57,174,531)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                        486,575       2,266,965
     Proceeds from issuance of trust preferred securities            10,000,000              --
     Purchase of treasury stock                                         (95,114)             --
     Net increase in noninterest-bearing deposits                    13,362,117      16,541,329
     Net increase in interest-bearing deposits                        5,476,233      41,537,450
     Federal Home Loan Bank borrowings                               37,297,000              --
     Purchase of Federal Funds                                        3,700,000              --
     Dividends paid                                                          --         (61,974)
                                                                   ------------    ------------

     Net cash provided by financing activities                       70,226,811      60,283,770
                                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,984,155)      4,684,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       15,698,859      11,014,079
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 13,714,704    $ 15,698,859
                                                                   ============    ============


See accompanying notes.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE A    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING
          POLICIES

          Principles of Consolidation - The accompanying consolidated financial
          ---------------------------
          statements include the accounts of First Community Capital Corporation (Company) and its wholly owned subsidiaries First Community Capital Trust I (Trust I), First Community Capital Trust II (Trust II), and First Community Capital Corporation of Delaware, Inc. (Delaware Company). For the year ending December 31, 2000, the financial statements and footnotes include only the accounts of First Community Bank, N.A.

          Formation of Holding Company - On November 16, 2000, the Company
          ----------------------------
          entered into an Agreement and Plan of Reorganization with the First Community Bank, N.A. (Bank) and the Delaware Company and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by the shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001. As a result, the Company owns 100% of the issued and outstanding shares of common stock of the Delaware Company and the Delaware Company owns 100% of the issued and outstanding common stock of the Bank.

          Issuance of Preferred Securities of Subsidiary Trusts - During the
          -----------------------------------------------------
          first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I, which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company's 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (Debentures I). The Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed Trust I's capital securities obligations. For financial reporting purposes, Trust I is treated as a subsidiary of the Company and consolidated in the Company financial statements. The capital securities are treated as Tier I capital, subject to certain limitations, by the Federal Reserve Board.

          During the fourth quarter 2001, the Company formed another wholly-owned Delaware statutory business trust, First Community Capital Trust II, which issued $5.0 million of 10.18% capital securities to a third party. Trust II invested the proceeds in an equivalent amount of the Company's Libor plus 3.75% Junior Subordinated Deferrable Interest Debentures due December 8, 2031 (Debentures II). Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed the Trust's capital securities obligations. For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the Company financial statements. The capital securities are treated as Tier I capital, subject to certain limitations by the Federal Reserve Board.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

          Summary of Significant Accounting and Reporting Policies - The
          --------------------------------------------------------
          accounting and reporting policies of First Community Bank, N.A. (the
          Bank) are in accordance with generally accepted accounting principles in the United States and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

          Estimates - The preparation of financial statements in conformity with
          ---------
          generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and leases, management obtains independent appraisals for significant collateral.

          The Bank's loans and leases are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan and lease portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

          While management uses available information to recognize losses on loans and leases, further reductions in the carrying amounts of loans and leases may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and leases. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and leases may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

          Cash and Due from Banks - The Bank, as a member of the Federal Reserve
          -----------------------
          System, is required to maintain reserves for the purpose of facilitating the implementation of monetary policy. These reserves may be maintained in the form of balances at the Federal Reserve Bank or by vault cash. The Bank's reserve requirement was $3,249,000 and $1,602,000 at December 31, 2001 and 2000, respectively. According, "cash and due from banks" balances were restricted to that extent. The Bank's cash in financial institutions exceeded the federally insured deposit limit by approximately $637,000 at December 31, 2001. In evaluating this credit risk, the Bank periodically evaluates the stability of the financial institutions with which it has deposits.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

          Trading Securities - Securities that are held for short-term resale
          ------------------
          are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income. At December 31, 2001 and 2000, the Bank did not classify any of its securities as trading securities.

          Securities Held to Maturity - Government, Federal agency, and
          ---------------------------
          corporate debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and the accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. During 2000, the Bank transferred all securities classified as held to maturity to available for sale.

          Securities Available for Sale - Available for sale securities consist
          -----------------------------
          of investment securities not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported net of tax in other comprehensive income or loss. Gains and losses on the sale of available for sale securities are determined using the specific identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

          Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs, if any, are included in earnings as realized losses.

          Investments in stock of Federal Home Loan Bank, Federal Reserve Bank and Texas Independent Bankers' Association are stated at cost.

          Concentrations of Credit - Substantially all of the Bank's loans,
          ------------------------
          commitments and letters of credit have been granted to customers in the Bank's market area which includes Harris County, Texas and surrounding counties. Generally, such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. It is the Bank's policy to not extend credit to any single borrower or group of related borrowers in excess of the Bank's legal lending limit.

          Interest Rate Risk - The Bank is principally engaged in providing
          ------------------
          short-term commercial loans with interest rates that fluctuate with various market indices and intermediate-term, fixed rate real estate loans. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with fixed rates.

          Loans - Loans are stated at unpaid principal balances, less the
          -----
          allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

          Lease Financing - Financing leases are stated at the sum of the
          ---------------
          aggregate minimum lease payments and the un-guaranteed residual value. Excess of the recorded value over the actual cost of the property leased is recorded as unearned lease income and is amortized over the life of the lease using the effective income method which spreads the income over the life of the lease. Certain costs are recorded as prepaid assets and amortized over the term of the lease.

          Non-Performing Loans and Past Due Loans - Included in the non-
          ---------------------------------------
          performing loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

          When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan.

          When a loan is placed on nonaccrual status or identified as impaired, interest accrued and uncollected during the current year prior to the judgment of uncollectibility, is charged to operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

          Renegotiated loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

          Allowance for Possible Credit Losses - The allowance for possible
          ------------------------------------
          credit losses is a valuation allowance available for losses incurred on loans and other commitments to extend credit. All losses are charged to the allowance for possible credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

          Throughout the year, management estimates the likely level of losses to determine whether the allowance for possible credit losses is adequate to absorb anticipated losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for possible credit losses and credited to the allowance for possible credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

          Management's judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses, and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Bank's control.

          It should be understood that estimates of credit losses involve judgment. While it is possible that in particular periods the Bank may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowances for credit losses reflected in the statements of condition are adequate to absorb losses which may exist in the current loan and lease portfolio.

          Bank Premises and Equipment - Bank premises and equipment are carried
          ---------------------------
          at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.

          Income Taxes - Income taxes are provided for the tax effects of the
          ------------
          transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Common Stock - The Company has authorized 5,000,000 shares of $0.01
          ------------
          par value common stock and at December 31, 2001 had 2,325,248 shares issued and 2,316,400 shares outstanding. The Bank had authorized 2,000,000 shares of $5.00 par value common stock at December 31, 2000 and had 1,139,274 shares issued and outstanding.

          Earnings Per Share (EPS) - The Company accounts for EPS in compliance
          ------------------------
          with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Under SFAS No. 128, because it has potential common shares, the company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if all dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

          Basis weighted-average shares outstanding were 2,314,370 and 2,100,272 shares for the years ended December 31, 2001 and 2000, respectively. Fully diluted weighted average shares outstanding were 2,352,685 and 2,211,226 shares for the years ended December 31, 2001 and 2000, respectively. Basic earnings per share were $.53 and $.31 for December 31, 2001 and 2000, respectively. Fully diluted earnings per share were $.52 and $.29 for December 31, 2001 and 2000, respectively. The Bank's weighted average shares outstanding at December 31, 2000 and earnings per share at that date have been adjusted to reflect the increase in number of shares outstanding as a result of the Bank's merger with the Company.

          Statements of Cash Flows - For purposes of reporting cash flows, cash
          ------------------------
          and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

          Account Classification - Certain prior year amounts have been
          ----------------------
          classified to conform to the current year presentation.

NOTE B    INVESTMENT SECURITIES

          Investment securities have been classified according to management's intent. The amortized cost and estimated fair values of securities are summarized as follows:

                                                                            Gross            Gross          Estimated
                                                         Amortized        Unrealized       Unrealized         Fair
                          2001                              Cost            Gains           Losses            Value
                          ----                       -------------------------------------------------------------------
          Securities Available For Sale:
            Municipalities                            $  7,803,225      $   16,570        $ (135,733)       $ 7,684,062
            Collateralized Mortgage Obligations         17,556,051         111,153           (21,727)        17,645,477
            Mortgage Back Securities                    37,954,094          95,607          (349,552)        37,700,149
                                                      ------------      ----------        ----------        -----------
                                                      $ 63,313,370      $  223,330        $ (507,012)       $63,029,688
                                                      ============      ==========        ==========        ===========
                          2000
                          ----

          Securities Available For Sale:
            U.S. Gov't & Agency Securities            $ 20,255,998      $   63,923        $ (171,147)       $20,148,774
            Municipalities                               3,854,914          15,132            (3,828)         3,866,218
            Corporate Bonds                              2,517,699          37,131                 -          2,554,830
            Mortgage Back Securities                     8,500,103          51,020           ( 7,914)         8,543,209
                                                      ------------      ----------        ----------        -----------
                                                      $ 35,128,714      $  167,206        $ (182,889)       $35,113,031
                                                      ============      ==========        ==========        ===========

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE B    INVESTMENT SECURITIES (CONTINUED)

          The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Securities Available for Sale
                                                        --------------------------------
                                                           Amortized            Fair
          Amounts Maturing In:                                Cost              Value
                                                        --------------------------------
          1 year or less                                   $    175,267    $    176,209
          1 year through 5 years                                222,531         226,120
          5 years through 10 years                            2,508,787       2,511,707
          After 10 years                                      4,896,640       4,770,026
                                                           ------------    ------------
                                                              7,803,225       7,684,062
          Mortgage-backed securities and collateralized
            mortgage obligations                             55,510,145      55,345,626
                                                           ------------    ------------
                                                           $ 63,313,370    $ 63,029,688
                                                           ============    ============

          Investment securities with a carrying amount of approximately $40,166,000 and $13,116,000 at December 31, 2001 and 2000,
          respectively were pledged to secure public deposits and other borrowings.

NOTE C    LOANS AND LEASES

          Loans and leases at December 31, 2001 and 2000 are summarized as follows:

                                                            2001                2000
                                                            ----                ----
          Commercial, financial and industrial        $  69,230,467        $  61,989,342
          Real estate                                   115,016,948           87,686,968
          Lease financing                                 7,122,984                    -
          Installment                                     3,827,617            5,616,613
                                                      -------------        -------------
                                                        195,198,016          155,292,923

          Less unearned discount                         (1,576,217)            (584,505)
          Less unearned loan income                        (348,786)            (339,519)
                                                      -------------        -------------
                                                      $ 193,273,013        $ 154,368,899
                                                      =============        =============

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE C    LOANS AND LEASES (CONTINUED)

          Loan and lease financing maturities excluding installment loans before unearned discount, at December 31, 2001 are as follows:

                                     Within 1 Year     1 - 5 Years     After 5 Years      Total
                                   -----------------------------------------------------------------
Credits at fixed interest rates       $ 19,028,553     $ 75,972,755    $ 15,919,652    $ 110,920,960
Credits at variable interest rates      79,952,781          496,658               -       80,449,439
                                      ------------     ------------    ------------    -------------
                                      $ 98,981,334     $ 76,469,413    $ 15,919,652    $ 191,370,399
                                      ============     ============    ============    =============

          In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers, directors, stockholders, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers are summarized as follows:

                                                 2001             2000
                                                 ----             ----

          Balance, January 1                  $ 4,664,241     $ 3,941,398
          New loans during the year             2,367,363       2,921,310
          Repayments during the year           (2,740,214)     (2,198,467)
                                              -----------     -----------
          Balance, December 31                $ 4,291,390     $ 4,664,241
                                              ===========     ===========

          The Bank has $343,295 and $627,935 unfunded commitments to its officers, directors, stockholders, and their affiliates as of December 31, 2001 and 2000, respectively.

NOTE D    NONPERFORMING LOANS AND PAST DUE LOANS

          The following table presents information relating to non-performing loans and past due loans:

                                                                       2001         2000
                                                                       ----         ----
          Nonaccrual loans                                        $ 2,268,277   $ 1,761,556
          90 days or more past due loans and still accruing           951,502       256,068
          Restructured loans                                           14,878        16,964
                                                                  -----------   -----------
                                                                  $ 3,234,657   $ 2,034,588
                                                                  ===========   ===========

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE D    NONPERFORMING LOANS AND PAST DUE LOANS (CONTINUED)

          With respect to nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans.

                                                 2001         2000
                                                 ----         ----

          Foregone income                     $ 213,120     $ 112,185
                                              =========     =========
          Income not reversed                         -     $  33,037
                                              =========     =========

          The Bank complies with SFAS No. 114 and No. 118 regarding impaired loans. Adoption of these statements had no impact on the Bank's financial statements including the level of the allowance for credit losses. Instead, it resulted only in a reallocation of the existing allowance for credit losses.

          At December 31, 2001 and 2000, the recorded investment in impaired loans under SFAS No. 114 was approximately $2,268,000 and $1,762,000, respectively. Such impaired loans required an SFAS No. 114 allowance for credit losses of approximately $400,000 and $226,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000 was approximately $2,015,000 and $1,043,000, respectively.

          There were no nonperforming or impaired lease receivables at December 31, 2001.


NOTE E    ALLOWANCE FOR POSSIBLE CREDIT LOSSES

          An analysis of activity in the allowance for possible credit losses is as follows:

                                                    2001             2000
                                                    ----             ----

          Balance at beginning of year          $ 1,213,630        $   803,041

          Provision for credit losses             1,600,000          1,121,000
          Recoveries                                 78,691             78,798
          Charged off                              (871,825)          (789,209)
                                                -----------        -----------
          Balance at end of year                $ 2,020,496        $ 1,213,630
                                                ===========        ===========

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE F    BANK PREMISES AND EQUIPMENT

          Bank premises and equipment consist of the following:

                                                                 2001             2000
                                                                 ----             ----
          Land                                               $ 1,307,759      $ 1,307,759
          Buildings and leasehold improvements                 4,558,749        3,978,518
          Furniture, fixtures and equipment                    3,252,525        2,829,993
                                                             -----------      -----------
                                                               9,119,033        8,116,270
          Less accumulated depreciation and amortization      (1,840,065)      (1,219,037)
                                                             -----------      -----------
          Bank premises and equipment, net                   $ 7,278,968      $ 6,897,233
                                                             ===========      ===========

NOTE G    ACCRUED INTEREST RECEIVABLE

          Accrued interest receivable consists of the following:

                                                 2001             2000
                                                 ----             ----

          Loans and leases                   $   958,319        $   971,767
          Investments and other                  421,885            408,877
                                             -----------        -----------
                                             $ 1,380,204        $ 1,380,644
                                             ===========        ===========
NOTE H    OTHER REAL ESTATE

          An analysis of activity in other real estate acquired by foreclosure is as follows:

                                                   2001              2000
                                                   ----              ----

          Balance, beginning of year            $         -      $  118,620
          Real estate foreclosures                1,927,361               -
          Real estate sales                               -        (118,620)
                                                -----------      ----------
          Balance, end of year                  $ 1,927,361      $        -
                                                ===========      ==========

          The Bank records real estate acquired by foreclosure at the lesser of the outstanding loan amount (including accrued interest, if any) or fair value, less estimated costs to sell, at the time of foreclosure. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other non-interest expense.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE I    DEPOSITS

          The aggregate amount of time deposits in the amount of $100,000 or more at December 31, 2001 and 2000 was $45,796,207 and $49,845,123,
          respectively. Interest expense for time deposits of $100,000 or more was approximately $3,029,931 and $2,583,673 for the years ended December 31, 2001 and 2000, respectively. The Bank has no brokered deposits and there are no major concentrations of deposits.

          At December 31, 2001, the schedules maturities of all time deposits are as follows:

          2002                                                    $ 61,958,630
          2003                                                      14,577,525
          2004                                                       3,880,591
          2005                                                          50,000
          2006 and thereafter                                          200,000
                                                                  ------------

                                                                  $ 80,666,746
                                                                  ============

NOTE J    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

          The following is a summary of the various financial instruments whose contract amounts represent credit risk:

                                                                           2001                2000
                                                                      --------------      --------------
          Commitments to extend credit (including guidance lines)      $ 24,668,400        $ 25,341,437
          Standby letters of credit                                    $    511,889        $  2,088,405

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE J    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

          The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.

          Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.


NOTE K    FEDERAL HOME LOAN BANK ADVANCES

          At December 31, 2001, the Bank had advances of $37,297,000 from the Federal Home Loan Bank. The maturities for the advances ranged from 90 days to 3 years and the interest rates ranged from 2.146% to 5.017%. The borrowings were collateralized by $39,597,937 of mortgage-backed securities with coupon rates ranging from 5.5% to 7.0%.


NOTE L    STATEMENTS OF CASH FLOWS

          Interest payments of approximately $7,735,000 and $6,966,000 were made during 2001 and 2000, respectively. Federal income tax payments of approximately $501,000 and $339,000 were made during 2001 and 2000, respectively.


NOTE M    EMPLOYEE BENEFIT PLANS

          In 1999, the Bank began a 401(K) benefit plan for all eligible Bank employees. Benefit plan expense in 2001 and 2000 amounted to $2,640 and $1,665, respectively. In 2001, the Bank made a discretionary contribution to the plan of $25,000. No discretionary contribution was made in 2000.

          During the first quarter 2000, the Bank adopted comprehensive retirement and life insurance programs designed to provide incentive to attract and retain qualified Bank officers and directors. At December 31, 2001, the cash surrender value of life insurance amounted to $4,843,613.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE N    STOCK OPTION PLAN

          The Bank maintained a 1996 Incentive Stock Option Plan (the 1996 ISOP) which was assumed by the Company. All prior year amounts are adjusted for the 2 for 1 stock exchange. The purpose of the 1996 ISOP is to offer eligible employees and directors of the Company an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth. The Board of Directors has reserved 422,000 shares under the Plan.

                                                                                   Option           Weighted
                                                               Number of           Price            Average
          Stock Option Summary                                  Shares             Range         Exercise Price
          ------------------------------------------------------------------------------------------------------
          Options Outstanding at December 31, 1999                  281,000      $  5.00 -$ 9.00        $   6.50
          Options Granted                                           123,000      $ 9.00 - $10.75        $  10.50
          Options Exercised                                           6,000               $ 5.00        $   5.00
          Options Outstanding at December 31, 2000                  398,000      $ 5.00 - $10.75        $   7.70
          Options Granted                                            18,500      $10.75 - $11.50        $  10.79
          Options Exercised                                           3,600      $ 5.00 - $ 6.75        $   6.46
          Options Forfeited                                          20,000      $ 9.00 - $10.75        $   9.31
          Options Outstanding at December 31, 2001                  392,900      $ 5.00 - $11.50        $   7.75

          Exercisable at December 31, 2001                          287,400      $ 5.00 - $10.75        $   7.13

          Available for future grant at December 31, 2001            19,500
                                                                    =======

          Weighted-average remaining contractual life in years         6.64
                                                                    =======

          Weighted-average grant - date
           fair value of each option granted
          2000                                                         5.23
                                                                    =======
          2001                                                         5.38
                                                                    =======

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The compensation expense during fiscal 2001 and 2000, as computed under SFAS 123, amounted to approximately $182,000 and $508,000, respectively. Proforma net earnings, had this compensation expense been recorded, would have amounted to approximately $1,106,000 and $308,000 for the years ended December 31, 2001 and 2000, respectively. Assumptions utilized in determining the option values include: risk free interest rate of 7%, 10 year expected life, 10% expected volatility and no expected dividends.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE O    INCOME TAXES

          The components of the provision for federal income tax expense are as follows:

                                                 2001                 2000
                                           ----------------    -----------------

          Current                             $     514,148       $     371,277
          Deferred                                 (344,648)            (50,639)
                                           ----------------       --------------

                                              $     169,500        $    320,638
                                           ================       ==============

          The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% on earnings as follows:

                                                          2001                 2000
                                                     ----------------    -----------------
          Taxes calculated at statutory rate              $ 474,592            $ 327,580
          Decrease resulting from:
           Nontaxable interest income                      (175,983)              (6,942)
           Nontaxable increase in cash surrender value      (53,547)                   -
           Other                                            (75,562)                   -
                                                         ----------           ----------
                                                          $ 169,500            $ 320,638
                                                         ==========           ==========

          During 2001, the Bank corrected the overaccrual of prior years' income taxes resulting primarily from the benefit of nontaxable interest income.

          Significant deferred tax assets and liabilities are as follows:

                                                   2001              2000
                                             ---------------   -----------------
          Deferred Tax Assets
           Loan loss reserve                       $ 686,969    $ 412,634
           Unrealized loss on securities              96,452        5,332
                                                   ---------    ---------

                                                     783,421      417,966
                                                   ---------    ---------
          Deferred Tax Liabilities
           Depreciable assets                        (54,153)      (9,176)
           Deferred gain                             (53,773)          --
                                                   ---------    ---------

                                                    (107,926)      (9,176)
                                                   ---------    ---------

          Net Deferred Tax Asset                   $ 675,495    $ 408,790
                                                   =========    =========

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE P    COMMITMENTS

          The Bank leases office facilities under non-cancelable operating leases. Rent expense for the years ended December 31, 2001 and 2000 relating to operating leases amounted to $557,654 and $293,171, respectively. Future minimum lease payments under the non-cancelable operating leases are as follows:

          2002                                                   $  479,268
          2003                                                      521,729
          2004                                                      513,001
          2005                                                      513,647
          2006                                                      511,412
          Thereafter                                              1,683,351
                                                                 ----------

                                                                 $4,222,408
                                                                 ----------


          In 1999, the Bank sold, and leased back pursuant to a three-year lease, one of its office buildings for a net gain amounting to approximately $580,000. Of this amount, approximately $359,000 was recognized into income and $221,000 was deferred to be recognized ratably over the life of the lease agreement. This deferral has not been reflected in the above table. During 2001 and 2000, approximately $74,000 of the deferred gain was recognized as a reduction of rent expense each year.

          It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

          The Company has $4,000,000 and $3,000,000 overnight lines of credit with Texas Independent Bank - The Independent Bankers Bank and Southwest Bank of Texas, respectively.

NOTE Q    REGULATORY MATTERS

          The Company and Bank are subject to various regulatory capital requirements administered by their primary federal regulators. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the financial statements of the Company and Bank. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amount and the Bank's classification under the regulatory framework for prompt corrective action guidelines are also subject to qualitative judgments by the regulators.

          To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all the capital adequacy requirements to which they are subject.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE Q    REGULATORY MATTERS (CONTINUED)

          The Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                                                                                  To Be Well Capitalized
                                                               For Capital        Under Prompt Corrective
                                         Actual            Adequacy Purposes         Action Provisions
                               --------------------------------------------------------------------------
                                   Amount       Ratio       Amount       Ratio       Amount      Ratio
                               --------------------------------------------------------------------------
     2001 (Consolidated)
     -------------------
Total Risk Based Capital         $ 31,352,000   14.7%     $ 17,100,000   8.0%         N/A
  (to Risk Weighted Assets)
Tier I Capital                   $ 25,898,000   12.1%     $  8,550,000   4.0%         N/A
  (to Risk Weighted Assets)
Tier I Capital                   $ 25,898,000    9.4%     $ 11,080,000   4.0%         N/A
  (to Adjusted Total Assets)

         2001 (Bank)
         -----------
Total Risk Based Capital         $ 25,629,000   12.0%     $ 17,076,000   8.0%     $ 21,345,000   10.0%
  (to Risk Weighted Assets)
Tier I Capital                   $ 23,609,000   11.1%     $  8,538,000   4.0%     $ 12,807,000    6.0%
  (to Risk Weighted Assets)
Tier I Capital                   $ 23,609,000    8.5%     $ 11,068,000   4.0%     $ 13,836,000    5.0%
  (to Adjusted Total Assets)

         2000 (Bank)
         -----------
Total Risk Based Capital         $ 19,295,000   11.3%     $ 13,696,000   8.0%     $ 17,120,000   10.0%
  (to Risk Weighted Assets)
Tier I Capital                   $ 18,081,000   10.6%     $  6,848,000   4.0%     $ 10,272,000    6.0%
  (to Risk Weighted Assets)
Tier I Capital                   $ 18,081,000    8.5%     $  8,484,000   4.0%     $ 10,605,000    5.0%
  (to Adjusted Total Assets)

NOTE R    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

          Cash and Cash Equivalents - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE R    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

          Investment Securities - For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using the quoted market price for similar securities.

          Other Investments - Other investments consist of Federal Reserve Bank Stock, Federal Home Loan Bank Stock, Texas Independent Bank Stock and other bank stock. For these investments, carrying amount is a reasonable estimate of fair value.

          Loan Receivables - For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates being offered for loans with similar terms to borrowers of comparable credit quality. The carrying amount of accrued interest approximates its fair value.

          Deposit Liabilities - The fair values disclosed for demand deposits (e.g. interest and noninterest checking, savings, and money market accounts) are reported at a value equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

          The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                               2001                            2000
                                                --------------------------------------------------------------
                                                   Carrying          Fair        Carrying           Fair
                                                    Amount          Values        Amount           Values
                                                 -------------------------------------------------------------
                   Financial Assets
                   ----------------
          Cash and cash equivalents                $ 13,715       $ 13,715       $ 15,699       $ 15,699
          Investment securities                      63,030         63,030         35,113         35,113
          Other investments                           2,686          2,686          1,244          1,244
          Loans, net                                191,253        191,600        153,495        153,394
                                                   --------       --------       --------       --------

          Total Financial Assets                   $270,684       $271,031       $205,551       $205,450
                                                   ========       ========       ========       ========

                   Financial Liabilities
                   ---------------------
            Deposits                               $216,408       $209,119       $197,570       $197,815
            Federal Home Loan Bank
              advances and Fed Funds purchased       41,210         41,210           --             --
            Short-term borrowings                       435            435            608            608
                                                   --------       --------       --------       --------

          Total Financial Liabilities              $258,053       $250,764       $198,178       $198,423
                                                  =========       ========       ========       ========

          The fair value estimates are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE S    SUBSEQUENT EVENTS

          In December 2001, the Company entered into a stock purchase agreement to acquire The Express Bank located in Alvin, Texas for a cash payment of $15,000,000. A non-refundable escrow deposit in the amount of $150,000 was paid to The Express Bank in the first quarter of 2002. It is anticipated the purchase will close during the second quarter of 2002.

          With the proposed acquisition of The Express Bank in the second quarter of 2002, management began selling mortgage back securities in February and March 2002 and paying off Federal Home Loan Bank advances or investing the proceeds in certificates of deposits pending the upcoming Federal Home Loan Bank advance maturities. The Bank plans to reduce its advances to $6.6 million by May 1, 2002 with approximately $7 million in collateralized mortgage obligations pledged against the advances.

          In February 2002, the Bank requested approval from the OCC for a change in its capital structure to reduce its capital surplus $4,500,000. The purpose of this capital reduction is to facilitate the acquisition of The Express Bank. The change will represent a return of capital by the Bank to the Company. It is anticipated that the resulting capital structure will comply with all statutory minimum capital requirements.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                SCHEDULE OF CONSOLIDATING STATEMENT OF CONDITION
                                                               DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                                               FIRST
                                                          FIRST            FIRST             FIRST           COMMUNITY
                                                        COMMUNITY        COMMUNITY         COMMUNITY          CAPITAL
                                                         CAPITAL          CAPITAL           CAPITAL         CORPORATION
ASSETS                                                 CORPORATION        TRUST I           TRUST II        OF DELAWARE
------                                              -----------------  --------------   ---------------  -----------------
Cash and due from banks                                 $     10,508    $          -       $         -       $      5,389
Federal funds sold                                                 -               -                 -                  -
                                                    -----------------  --------------    ---------------  -----------------
     Total cash and cash equivalents                          10,508               -                 -              5,389

Interest-bearing deposits in
     financial institutions                                5,219,784               -                 -                  -
Securities available for sale                                      -               -                 -                  -
Other investments                                            290,000               -                 -                  -

Loans and leases, net of unearned fees                             -               -                 -                  -
     Less allowance for possible credit losses                     -               -                 -                  -
                                                    -----------------  --------------    ---------------  -----------------
         Loans and leases, net                                     -               -                 -                  -

Bank premises and equipment,net                                    -               -                 -                  -
Accrued interest receivable                                        -               -                 -                  -
Federal Home Loan Bank stock                                       -               -                 -                  -
Federal Reserve Bank stock                                         -               -                 -                  -
Texas Independent Bank stock                                       -               -                 -                  -
Cash surrender value of life insurance                             -               -                 -                  -
Other real estate owned                                            -               -                 -                  -
Debentures                                                         -       5,155,000         5,155,000                  -
Investments in subsidiaries                               23,737,004               -                 -         23,421,615
Other assets                                                 638,348          32,070            26,348                  -
                                                    -----------------  --------------    ---------------  -----------------
                                                        $ 29,895,644    $  5,187,070       $ 5,181,348       $ 23,427,004
                                                    -----------------  --------------    ---------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
Deposits:
       Noninterest-bearing                                       $ -    $          -       $         -       $          -
       Interest-bearing                                            -               -                 -                  -
                                                    -----------------  --------------    ---------------  -----------------
     Total Deposits                                                -               -                 -                  -

Debentures payable                                        10,310,000               -                 -                  -
Federal Home Loan Bank borrowings                                  -               -                 -                  -
Federal funds purchased                                            -               -                 -                  -
Accrued interest payable and other liabilities                73,701          32,070            26,348                  -
                                                    -----------------  --------------    ---------------  -----------------
     Total Liabilities                                    10,383,701          32,070            26,348                  -
                                                    -----------------  --------------    ---------------  -----------------

Commitments and Contingencies

Company obligated mandatorily
redeemable trust preferred
securities of subsidiary trusts                                    -       5,000,000         5,000,000                  -
                                                    -----------------  --------------    ---------------  -----------------
Stockholders' Equity
     Common stock                                             23,252         155,000           155,000              1,000
     Treasury stock                                              (88)              -                 -                  -
     Capital surplus                                      18,449,652               -                 -         18,543,680
     Additional paid in capital                                    -               -                 -          4,000,000
     Retained earnings                                     1,226,358               -                 -          1,069,555
     Accumulated other comprehensive
       income (loss)                                        (187,231)              -                 -           (187,231)
                                                    -----------------  --------------    ---------------  -----------------
     Total Stockholders' Equity                           19,511,943         155,000           155,000         23,427,004
                                                    -----------------  --------------    ---------------  -----------------
                                                        $ 29,895,644    $  5,187,070       $ 5,181,348       $ 23,427,004
                                                    =================  ==============    ===============  =================

                                                          FIRST
                                                        COMMUNITY
ASSETS                                                 BANK, N.A.          SUBTOTAL         ELIMINATIONS       CONSOLIDATED
------                                               ---------------   ----------------   -----------------  ----------------
Cash and due from banks                               $  13,709,315      $  13,725,212       $     (10,508)    $  13,714,704
Federal funds sold                                                -                  -                   -                 -

     Total cash and cash equivalents                     13,709,315         13,725,212             (10,508)       13,714,704

Interest-bearing deposits in
     financial institutions                                       -          5,219,784          (5,219,784)                -
Securities available for sale                            63,029,688         63,029,688                   -        63,029,688
Other investments                                                 -            290,000                   -           290,000

Loans and leases, net of unearned fees                  193,273,013        193,273,013                   -       193,273,013
     Less allowance for possible credit losses           (2,020,496)        (2,020,496)                  -        (2,020,496)
                                                     ---------------   ----------------   -----------------  ----------------
         Loans and leases, net                          191,252,517        191,252,517                   -       191,252,517

Bank premises and equipment,net                           7,278,968          7,278,968                   -         7,278,968
Accrued interest receivable                               1,380,204          1,380,204                   -         1,380,204
Federal Home Loan Bank stock                              1,864,900          1,864,900                   -         1,864,900
Federal Reserve Bank stock                                  491,400            491,400                   -           491,400
Texas Independent Bank stock                                 40,000             40,000                   -            40,000
Cash surrender value of life insurance                    4,843,613          4,843,613                   -         4,843,613
Other real estate owned                                   1,927,361          1,927,361                   -         1,927,361
Debentures                                                        -         10,310,000         (10,310,000)                -
Investments in subsidiaries                                       -         47,158,619         (47,158,619)                -
Other assets                                              1,085,042          1,781,808            (330,234)        1,451,574
                                                     ---------------   ----------------   -----------------  ----------------
                                                      $ 286,903,008      $ 350,594,074       $ (63,029,145)    $ 287,564,929
                                                     ---------------   ----------------   -----------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
Deposits:
       Noninterest-bearing                            $  67,223,110      $  67,223,110       $     (10,508)    $  67,212,602
       Interest-bearing                                 154,415,549        154,415,549          (5,219,784)      149,195,765
     Total Deposits                                  ---------------   ----------------   -----------------  ----------------
                                                        221,638,659        221,638,659          (5,230,292)      216,408,367

Debentures payable                                                -         10,310,000         (10,310,000)                -
Federal Home Loan Bank borrowings                        37,297,000         37,297,000                   -        37,297,000
Federal funds purchased                                   3,700,000          3,700,000                   -         3,700,000
Accrued interest payable and other liabilities              845,734            977,853            (330,234)          647,619
                                                     ---------------   ----------------   -----------------  ----------------
                                                        263,481,393        273,923,512         (15,870,526)      258,052,986
     Total Liabilities                               ---------------   ----------------   -----------------  ----------------

Commitments and Contingencies

Company obligated mandatorily
redeemable trust preferred
securities of subsidiary trusts                                   -         10,000,000                   -        10,000,000
                                                     ---------------   ----------------   -----------------  ----------------

Stockholders' Equity
     Common stock                                         5,804,120          6,138,372          (6,115,120)           23,252
     Treasury stock                                               -                (88)                  -               (88)
     Capital surplus                                     11,038,468         48,031,800         (29,582,148)       18,449,652
     Additional paid in capital                           4,000,000          8,000,000          (8,000,000)                -
     Retained earnings                                    2,766,258          5,062,171          (3,835,813)        1,226,358
     Accumulated other comprehensive
       income (loss)                                       (187,231)          (561,693)            374,462          (187,231)
                                                     ---------------   ----------------   -----------------  ----------------
     Total Stockholders' Equity                          23,421,615         66,670,562         (47,158,619)       19,511,943
                                                     ---------------   ----------------   -----------------  ----------------
                                                      $ 286,903,008      $ 350,594,074       $ (63,029,145)    $ 287,564,929
                                                     ===============   ================   =================  ================

See independent auditor's report.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                   SCHEDULE OF CONSOLIDATING STATEMENT OF INCOME
                                            FOR THE YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                                     FIRST
                                                     FIRST            FIRST          FIRST         COMMUNITY
                                                   COMMUNITY        COMMUNITY      COMMUNITY        CAPITAL           FIRST
                                                    CAPITAL          CAPITAL        CAPITAL       CORPORATION       COMMUNITY
                                                  CORPORATION        TRUST I        TRUST II      OF DELAWARE       BANK, N.A.
                                              ----------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                     $         -      $ 396,500       $ 26,348       $         -      $ 15,660,878
   Securities available for sale                            -              -              -                 -         2,616,133
   Other investments                                   93,741              -              -                 2             2,750
   Federal funds sold                                       -              -              -                 -           105,744
                                                  -----------      ---------       --------       -----------      ------------
   Total Interest Income                               93,741        396,500         26,348                 2        18,385,505

INTEREST EXPENSE
   Deposits                                                 -              -              -                 -         7,197,224
   Other borrowed funds                                     -              -              -                 -           442,019
                                                  -----------      ---------       --------       -----------      ------------

   Total Interest Expense                                   -              -              -                 -         7,639,243

NET INTEREST INCOME                                    93,741       396,500          26,348                 2        10,746,262

PROVISION FOR CREDIT LOSSES                                 -              -              -                 -        (1,600,000)
                                                  -----------      ---------       --------       -----------      ------------

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE CREDIT LOSSES                          93,741        396,500         26,348                 2         9,146,262
                                                  -----------      ---------       --------       -----------      ------------

NON INTEREST INCOME
   Service charges                                          -              -              -                 -         2,050,320
   Gain on sale of securities                               -              -              -                 -           698,307
   Other                                                    -              -              -                 -           362,517
                                                  -----------      ---------       --------       -----------      ------------
   Total Non Interest Income                                -              -              -                 -         3,111,144
                                                  -----------      ---------       --------       -----------      ------------

NON INTEREST EXPENSES
   Salaries and employee benefits                           -              -              -                 -         5,153,038
   Net occupancy and equipment expense                      -              -              -                 -         1,761,486
   Office expenses                                          -              -              -                 -           272,265
   Minority interest expense, Company
    obligated mandatorily redeemable
    trust preferred securities of
    subsidiary trusts                                 422,947        384,578         25,556                 -                 -
   Other                                              161,295              -              -             6,613         3,190,461
                                                  -----------      ---------       --------       -----------      ------------

   Total Non Interest Expenses                        584,142        384,578         25,556             6,613        10,377,250
                                                  -----------      ---------       --------       -----------      ------------

NET INCOME (LOSS) BEFORE EQUITY
   IN INCOME OF SUBSIDIARIES AND
   INCOME TAX EXPENSE (BENEFIT)                      (490,401)        11,922            792            (6,611)        1,880,156

EQUITY IN INCOME OF SUBSIDIARIES                    1,071,311              -              -         1,064,166                 -

DIVIDEND INCOME FROM SUBSIDIARIES                     375,388              -              -           376,430                 -

INCOME TAX EXPENSE (BENEFIT)                         (270,060)             -              -                 -           439,560
                                                  -----------      ---------       --------       -----------      ------------

NET EARNINGS                                      $ 1,226,358      $  11,922       $    792       $ 1,433,985      $  1,440,596
                                                  ===========      =========       ========       ===========      ============

                                                            SUBTOTAL       ELIMINATIONS      CONSOLIDATED
                                                         -------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                             $ 16,083,726    $    (422,848)     $  15,660,878
   Securities available for sale                             2,616,133                -          2,616,133
   Other investments                                            96,493          (93,741)             2,752
   Federal funds sold                                          105,744                -            105,744
                                                          ------------    -------------      -------------

Total Interest Income                                       18,902,096         (516,589)        18,385,507

INTEREST EXPENSE
   Deposits                                                  7,197,224          (93,741)         7,103,483
   Other borrowed funds                                        442,019                -            442,019
                                                          ------------    -------------      -------------

   Total Interest Expense                                    7,639,243          (93,741)         7,545,502

NET INTEREST INCOME                                         11,262,853         (422,848)        10,840,005

PROVISION FOR CREDIT LOSSES                                 (1,600,000)               -         (1,600,000)
                                                          ------------    -------------      -------------

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE CREDIT LOSSES                                9,662,853         (422,848)         9,240,005
                                                          ------------    -------------      -------------

NON INTEREST INCOME
   Service charges                                           2,050,320                -          2,050,320
   Gain on sale of securities                                  698,307                -            698,307
   Other                                                       362,517                -            362,517
                                                          ------------    -------------      -------------

   Total Non Interest Income                                 3,111,144                -          3,111,144
                                                          ------------    -------------      -------------

NON INTEREST EXPENSES
   Salaries and employee benefits                            5,153,038                -          5,153,038
   Net occupancy and equipment expense                       1,761,486                -          1,761,486
   Office expenses                                             272,265                -            272,265
   Minority interest expense, Company
    obligated mandatorily redeemable
    trust preferred securities of
    subsidiary trusts                                          832,981         (422,848)           410,133
   Other                                                     3,358,369                -          3,358,369
                                                          ------------    -------------      -------------

   Total Non Interest Expenses                              11,378,139         (422,848)        10,955,291
                                                          ------------    -------------      -------------

NET INCOME (LOSS) BEFORE EQUITY
   IN INCOME OF SUBSIDIARIES AND
   INCOME TAX EXPENSE (BENEFIT)                              1,395,858                -          1,395,858

EQUITY IN INCOME OF SUBSIDIARIES                             2,135,477       (2,135,477)                 -

DIVIDEND INCOME FROM SUBSIDIARIES                              751,818         (751,818)                 -

INCOME TAX EXPENSE (BENEFIT)                                   169,500                -            169,500
                                                          ------------    -------------      -------------

NET EARNINGS                                              $  4,113,653    $  (2,887,295)     $   1,226,358
                                                          ============    =============      =============

See independent auditor's report.