Form 10QSB
period 2002-03-31
FIRST COMMUNITY CAPITAL CORP
filed 2002-05-20
CIK 1138677

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO ______

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____.
    -----

As of April 30, 2002, there were 2,316,400 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes _____  No   X .
             ------

                      FIRST COMMUNITY CAPITAL CORPORATION
                             INDEX TO FORM 10-QSB


                                                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
           Consolidated Statements of Condition as of March 31, 2002 (Unaudited) and December 31, 2001....     3
           Consolidated Statements of Earnings for the Three Months Ended March 31, 2002
                     and 2001 (Unaudited).................................................................     4
           Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
                     March 31, 2002 and 2001 (Unaudited)..................................................     5
           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
                     and 2001 (Unaudited).................................................................     6
           Notes to Consolidated Financial Statements.....................................................     7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................    20

Item 2.  Changes In Securities And Use Of Proceeds........................................................    20

Item 3.  Defaults Upon Senior Securities..................................................................    20

Item 4.  Submission Of Matters To A Vote Of Security Holders..............................................    20

Item 5.  Other Information................................................................................    20

Item 6.  Exhibits And Reports On Form 8-K.................................................................    20

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe our future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the control of First Community Capital Corporation (the "Company"). The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

         . changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

         . changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

         . changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with us, including the ability of the Company's borrowers to repay their loans according to their terms or a change in the value of the related collateral;

          . increased competition for deposits and loans adversely affecting rates and terms;

          . the timing, impact and other uncertainties of future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations and the ability to enter new markets successfully and capitalize on growth opportunities;

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

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                            March 31,             December 31,
                          ASSETS                               2002                   2001
                          ------                         ---------------        ----------------
Cash and due from banks                                   $  13,071,955          $  13,714,704

Securities available for sale                                28,009,602             63,029,688
Deposits in financial institutions                           23,900,000                      -
Other investments                                               290,000                290,000

Loans                                                       206,172,806            193,273,013
     Less allowance for possible credit losses               (2,242,142)            (2,020,496)
                                                          -------------          -------------
     Loans, net                                             203,930,664            191,252,517

Bank premises and equipment, net                              7,413,991              7,278,968
Accrued interest receivable                                   1,177,673              1,380,204
Federal Home Loan Bank stock                                  1,876,900              1,864,900
Federal Reserve Bank stock                                      625,300                491,400
Texas Independent Bank stock                                     40,000                 40,000
Cash surrender value of life insurance                        7,210,220              4,843,613
Other real eastate owned                                              -              1,927,361
Other assets                                                  2,043,403              1,451,574
                                                          -------------          -------------

                                                          $ 289,589,708          $ 287,564,929
                                                          =============          =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities
     Deposits:
       Noninterest-bearing                                $  69,942,842          $  67,212,602
       Interest-bearing                                     157,024,672            149,195,765
                                                          -------------          -------------
     Total Deposits                                         226,967,514            216,408,367

Federal Home Loan Bank borrowings                            31,497,000             37,297,000
Fed Funds purchased                                             500,000              3,700,000
Accrued interest payable and other liabilities                  717,294                647,619
                                                          -------------          -------------
     Total Liabilities                                      259,681,808            258,052,986
                                                          -------------          -------------

Company Obligated Mandatorily Redeemable
     Trust Preferred Securities of Subsidiary Trust          10,000,000             10,000,000
                                                          -------------          -------------

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value, 5,000,000
       shares authorized, 2,325,248 shares issued
       and 2,316,400 shares outstanding                          23,252                 23,252
     Treasury Stock, 8,848 shares                                   (88)                   (88)
     Capital surplus                                         18,449,652             18,449,652
     Retained earnings                                        1,524,243              1,226,358
     Accumulated other comprehensive income (loss)              (89,159)              (187,231)
                                                          -------------          -------------
     Total Stockholders' Equity                              19,907,900             19,511,943
                                                          -------------          -------------

                                                          $ 289,589,708          $ 287,564,929
                                                          =============          =============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                 Unaudited
                                                                   -------------------------------------
                                                                        2002                    2001
                                                                   -------------           -------------
INTEREST INCOME
     Interest and fees on loans                                     $ 3,903,259             $ 3,833,751
     Securities available for sale                                      731,045                 527,198
     Federal funds sold                                                     154                  40,294
     Other investments                                                   21,296                   7,575
                                                                    -----------             -----------

     Total Interest Income                                            4,655,754               4,408,818
                                                                    -----------             -----------

INTEREST EXPENSE
     Deposits                                                         1,240,201               2,033,231
     Other borrowed funds                                               255,572                   1,655
                                                                    -----------             -----------

     Total Interest Expense                                           1,495,773               2,034,886
                                                                    -----------             -----------

NET INTEREST INCOME                                                   3,159,981               2,373,932

PROVISION FOR POSSIBLE CREDIT LOSSES                                   (375,000)               (300,000)
                                                                    -----------             -----------

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT
     LOSSES                                                           2,784,981               2,073,932
                                                                    -----------             -----------

NON-INTEREST INCOME
     Service charges                                                    514,169                 463,640
     Other                                                               82,432                 135,659
                                                                    -----------             -----------

     Total Non-Interest Income                                          596,601                 599,299
                                                                    -----------             -----------

NON-INTEREST EXPENSE
     Salaries and employee benefits                                   1,308,780               1,098,860
     Net occupancy and equipment expense                                470,984                 424,825
     Office expenses                                                    736,572                 701,128
     Minority interest expense, trust preferred securities              204,551                       -
     Other                                                              275,548                  96,394
                                                                    -----------             -----------

     Total Non-Interest Expense                                       2,996,435               2,321,207
                                                                    -----------             -----------

EARNINGS BEFORE INCOME TAXES                                            385,147                 352,024

INCOME TAXES                                                             87,262                  36,325
                                                                    -----------             -----------

NET EARNINGS                                                            297,885                 315,699

OTHER COMPREHENSIVE INCOME
     Unrealized gain on available for sale securities                    98,072                 278,736
                                                                    -----------             -----------

COMPREHENSIVE INCOME                                                $   395,957             $   594,435
                                                                    ===========             ===========

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                       March 31, 2002 (Unaudited)
                                   -------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                         Other
                                     Common        Treasury        Capital          Retained         Comprehensive
                                      Stock         Stock          Surplus          Earnings         Income (Loss)         Total
                                   ----------    ------------    -----------      ------------      ---------------    -------------
Balance - December 31, 2001         $ 23,252        $ (88)       $18,449,652       $ 1,226,358         $(187,231)      $ 19,511,943

Net Earnings                               -            -                  -           297,885                 -            297,885

Unrealized Gain on Securities              -            -                  -                 -            98,072             98,072
                                                                                                                       ------------

Total Comprehensive Income                                                                                                  395,957
                                    --------        -----        -----------       -----------         ---------       ------------

Balance - March 31, 2002            $ 23,252        $ (88)       $18,449,652       $ 1,524,243         $ (89,159)      $ 19,907,900
                                    ========        =====        ===========       ===========         =========       ============

                                                                       March 31, 2001 (Unaudited)
                                   -------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                         Other
                                     Common        Treasury        Capital          Retained         Comprehensive
                                      Stock         Stock          Surplus          Earnings         Income (Loss)         Total
                                   ----------    ------------    -----------      ------------      ---------------    -------------
Balance - December 31, 2000       $ 5,696,370       $   -        $10,682,893       $ 1,702,092         $ (10,351)      $ 18,071,004

Issuance of Common Stock
     (21,550 shares)                  107,750           -            355,575                 -                 -            463,325

Net Earnings Prior to Exchange
     of Common Stock                        -           -                  -           118,206                 -            118,206

Exchange of Common Stock of
     Bank for Common Stock of
     Capital Corporation at
     March 1, 2001                 (5,780,904)          -          7,601,202        (1,820,298)                -                  -

Net Earnings Subsequent to
     Exchange of Common Stock               -           -                  -           197,493                 -            197,493

Unrealized Gain on Securities               -           -                  -                 -           278,736            278,736
                                                                                                                       ------------

Total Comprehensive Income                                                                                                  594,435
                                  -----------       -----        -----------       -----------         ---------       ------------

Balance - March 31, 2001          $    23,216       $   -        $18,639,670       $   197,493         $ 268,385       $ 19,128,764
                                  ===========       =====        ===========       ===========         =========       ============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                   (Unaudited)
                                                                      -------------------------------------
                                                                           2002                    2001
                                                                      --------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                      $    297,885            $    315,699
                                                                       ------------            ------------
     Adjustments to reconcile net earnings to
       net cash provided (used) by operating activities:
     Provision for possible credit losses                                   375,000                 300,000
     Provision for depreciation                                             173,770                 162,496
     Amortization of deferred gain on sale of bank premises                 (18,483)                (18,483)
     Amortization and accretion of premiums and
      discounts on investment securities, net                                62,209                   8,788
     (Gain) Loss on sale of investment securities, net                       18,254                 (51,830)
     Change in operating assets and liabilities:
       Accrued interest receivable                                          202,531                  (3,624)
       Other assets                                                       1,354,015                (677,721)
       Accrued interest payable and other liabilities                        69,675                 193,878
                                                                       ------------            ------------

     Total adjustments                                                    2,236,971                 (86,496)
                                                                       ------------            ------------

     Net cash provided by operating activities                            2,534,856                 229,203
                                                                       ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of investment securities         35,607,695               7,151,393
     Purchases of investment securities                                    (570,000)             (4,458,020)
     Purchase of deposits in financial instruments                      (23,900,000)                (99,000)
     Net increase in loans                                              (13,053,147)             (7,161,797)
     Purchases of bank premises and equipment                              (308,793)               (335,497)
     Purchase of Federal Home Loan Bank stock                               (12,000)                 (6,700)
     Purchase of Federal Reserve Bank stock                                (133,900)                      -
     Change in cash surrender value of life insurance                    (2,366,607)             (2,369,670)
                                                                       ------------            ------------

     Net cash used by investing activities                               (4,736,752)             (7,279,291)
                                                                       ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of Fed Funds                                               (3,200,000)                      -
     Federal Home Loan Bank borrowings                                   (5,800,000)                      -
     Proceeds from sale of common stock                                           -                 463,325
     Proceeds from issuance of trust preferred securities                         -               5,000,000
     Net increase in noninterest-bearing deposits                         2,730,240               1,841,443
     Net increase in interest-bearing deposits                            7,828,907               2,666,363
                                                                       ------------            ------------

     Net cash provided by financing activities                            1,559,147               9,971,131
                                                                       ------------            ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (642,749)              2,921,043

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         13,714,704              15,698,859
                                                                       ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 13,071,955            $ 18,619,902
                                                                       ============            ============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Bank, N.A. for the year ended December 31, 2001.


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

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE C    ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUST (CONTINUED)

          During the fourth quarter 2001, the Company formed another wholly-owned Delaware statutory business trust, First Community Capital Trust II, which issued $5.0 million of capital securities to a third party. Trust II invested the proceeds in an equivalent amount of the Company's Libor plus 3.75% Junior Subordinated Deferrable Interest Debentures due December 8, 2031 (Debentures II). Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed the Trust's capital securities obligations. For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the Company financial statements. The capital securities are treated as Tier I capital, subject to certain limitations by the Federal Reserve Board.


NOTE D    EARNINGS PER COMMON SHARE

          Earnings per common share ("EPS") were computed as follows:

          Weighted average shares outstanding for all periods assume the formation of First Community Capital Corporation had occurred as of January 1, 2001.

                                            Three Months Ended March 31
                                    --------------------------------------------
                                            2002                    2001
                                    --------------------    --------------------
                                                   Per                     Per
                                      Amount      Share       Amount      Share
                                    ----------   -------    ----------   -------
      Net Earnings                  $  297,885              $  315,699
      ------------                  ==========              ==========

         Basic
         -----
Weighted Average Shares
  Outstanding                        2,316,400    $ 0.13     2,307,282    $ 0.14
                                                  ======                  ======
        Diluted
Add incremental shares for:
Assumed exercise of
outstanding options                     37,880                 110,953
                                    ----------              ----------

                                     2,354,280    $ 0.13     2,418,235    $ 0.13
                                    ==========    ======    ==========    ======


NOTE E    FEDERAL HOME LOAN BANK BORROWINGS

          At March 31, 2002, the Bank had borrowings from the Federal Home Loan Bank of $31,497,000. The loan terms were 180 days, 182 days, 2 years, and 3 years fixed. The rates ranged from 2.28% to 5.017%. The loans are secured by a collateralized mortgage obligation with a coupon rate of 6.0% and various certificates of deposits at the Federal Home Loan Bank.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE F    STATEMENTS OF CASH FLOWS

          Interest payments of $1,556,731 and $2,049,675 were made during the three-month periods ended March 31, 2002 and 2001, respectively. Federal income tax payments of approximately $20,000 and $133,000 were made during the three-month periods ended March 31, 2002 and 2001, respectively.


NOTE G    ACQUISITION OF THE EXPRESS BANK

          In January 2002, the Company entered into a stock purchase agreement to acquire The Express Bank located in Alvin, Texas for a cash payment of $15,000,000. A non-refundable escrow deposit in the amount of $150,000 was paid to The Express Bank in the first quarter of 2002.

          In February 2002, the Bank requested approval from the OCC to reduce its capital surplus $4,500,000. The purpose of this capital reduction is to facilitate the acquisition of The Express Bank. The reduction in the Bank's capital represents a return of capital by the Bank to the Company. It is anticipated by management that the resulting capital structure will comply with all statutory minimum capital requirements.

          The purchase of The Express Bank was completed May 10, 2002.


NOTE H    SUBSEQUENT EVENT

          During May 2002, in conjunction with the purchase of The Express Bank, the Company issued 136,240 shares of its common stock and 385,000 shares of its preferred stock for gross proceeds of $6,571,760.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated as a business corporation under the laws of the State of Texas in January 2001 and became a holding company for First Community Bank, N.A. (the "Bank") on March 1, 2001. The Company provides a diversified range of commercial banking products and services to small businesses, public and governmental organizations and consumers through ten full-service banking locations in or near Houston, Texas.

Recent Developments

On May 10, 2002, the Company acquired The Express Bank located in Alvin, Texas for an aggregate cash price of $15,000,000 pursuant to a Stock Purchase Agreement between the Company and the shareholders of The Express Bank.

In connection with the purchase of the stock of The Express Bank, the Company commenced a private offering of common and preferred stock solely to accredited investors on March 26, 2002. A portion of the proceeds of the offering received through May 9, 2002 were applied to the purchase of the outstanding shares of The Express Bank. The balance and any additional funds collected in the offering will be used for general corporate purposes. The offering is scheduled to close May 31, 2002, unless the offering is further extended by the Company.

Overview

     For the three months ended March 31, 2002, net income was $298,000, a $18,000 or 5.7% decrease compared with net income of $316,000 for the three months ended March 31, 2001.

     Total assets were $289,590,000 at March 31, 2002 compared with $287,565,000 at December 31, 2001, an increase of $2,025,000 or 0.7%. Total loans and leases net of unearned discount and fees and allowance for possible credit losses increased to $203,931,000 at March 31, 2002 from $191,253,000 at December 31,
2001, an increase of $12,678,000 or 6.6%. Total deposits were $226,968,000 at March 31, 2002 compared with $216,408,000 at December 31, 2001, an increase of $10,560,000 or 4.9%. Stockholders' equity increased approximately $396,000 during the three month period ended March 31, 2002 compared with year end 2001.

Results of Operations

Earnings
--------

     For the three months ended March 31, 2002, the Company earned $298,000 or $0.13 per weighted average common share ($0.13 per common share on a fully diluted basis), compared with $316,000 for the three months ended March 31, 2001, or $0.14 per weighted average common share ($0.13 per common share on a fully diluted basis). This decrease in earnings is primarily due to a reduced net interest margin resulting from lower interest rates and increased non-interest expense.

Net Interest Income
-------------------

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

     Net interest income increased $786,000 or 33.1% to $3,160,000 for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. The increase is attributable mainly to growth of the loan and lease portfolio as well as growth in the investment portfolio.

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

                                                                           For the three months ended March 31,
                                                          ---------------------------------------------------------------------
                                                                        2002                                2001
                                                          ---------------------------------   ---------------------------------
                                                            Average     Interest   Average      Average     Interest   Average
                                                          Outstanding    Earned/   Yield/     Outstanding   Earned/    Yield/
                                                            Balance       Paid    Rate/(1)/     Balance       Paid    Rate/(1)/
                                                          -----------   --------  ---------   -----------   --------  ---------
                                                                                   (Dollars in thousands)
Assets
Interest-earning assets:
   Loans and Leases..................................     $   199,809   $  3,903       7.92%  $   157,189   $  3,834       9.89%
   Taxable securities................................          47,412        634       5.42        31,205        488       6.34
   Tax-exempt securities.............................           8,267         97       4.76         3,862         47       4.94
   Federal Funds Sold and other temporary
     investments.....................................           7,643         22       1.17         3,283         40       4.94
                                                          -----------   --------              -----------   --------
     Total interest-earning assets...................         263,131      4,656       7.18       195,539      4,409       9.14


   Less allowance for possible credit losses.........          (2,088)                             (1,284)

   Total interest-earning assets, net of
     allowance for possible credit losses............         261,043                             194,255
   Noninterest-earning assets........................          27,534                              22,474
                                                          -----------                         -----------

     Total assets....................................     $   288,577                         $   216,729
                                                          ===========                         ===========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing demand deposits..................     $     2,909   $      9       1.25%  $     2,979   $     10       1.36%
   Saving and money market accounts..................          70,220        320       1.85        51,077        533       4.23
   Time deposits.....................................          79,830        911       4.63        93,109      1,490       6.49
   Federal funds purchased and other
     borrowings......................................          38,784        256       2.68           189          2       4.29
                                                          -----------   --------              -----------   --------
     Total interest-bearing liabilities..............         191,743      1,496       3.16       147,354      2,035       5.60
                                                                        --------                            --------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits...............          67,872                              50,473
   Other liabilities.................................            (773)                                227
   Company obligated mandatorily redeemable
     trust preferred securities of subsidiary trust..          10,000                                 167
                                                          -----------                         -----------
     Total liabilities...............................         268,842                             198,221
                                                          -----------                         -----------
Shareholders' equity.................................          19,735                              18,508
                                                          -----------                         -----------
   Total liabilities and shareholders' equity........     $   288,577                         $   216,729
                                                          ===========                         ===========

Net interest income..................................                   $  3,160                            $  2,374
                                                                        ========                            ========

Net interest spread..................................                                  4.02%                               3.54%

Net interest margin/(2)/.............................                                  4.87%                               4.92%

     -----------------
     (1)  Annualized
     (2) The net interest margin is equal to net interest income divided by average interest-earning assets.

     The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

                                                                         Three Months Ended March 31
                                                                           2002 compared with 2001
                                                         ----------------------------------------------------------
                                                                  Increase (Decrease)
                                                                        Due to
                                                         ------------------------------------
                                                                Volume                 Rate                  Total
                                                                              (dollars in thousands)
Interest-earning assets:
  Loans, including fees................................          $  828                $ (759)               $   69
  Investment securities................................             269                   (73)                  196
  Federal funds sold...................................              13                   (31)                  (18)
                                                                 ------                ------                ------
        Total interest income..........................           1,110                  (863)                  247
                                                                 ------                ------                ------

Interest-bearing liabilities:
  Deposits other than time.............................              85                  (299)                 (214)
  Time, $100,000 and over..............................            (114)                 (193)                 (307)
  Time under $100,000..................................             (98)                 (174)                 (272)
  Federal funds purchased and other borrowings.........             255                    (1)                  254
                                                                 ------                ------                ------
        Total interest expense.........................             128                  (667)                 (539)
                                                                 ------                ------                ------
Net interest income....................................          $  982                $ (196)               $  786
                                                                 ======                ======                ======

Provision for Possible Credit Losses
------------------------------------

     The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company's allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Possible Credit Losses." The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

     The provision for possible credit losses for the three months ended
March 31, 2002 was $375,000, an increase of $75,000 from $300,000 for the three months ended March 31, 2001. The increased provision was made in response to the growth in the loan portfolio.

Non-Interest Income and Non-Interest Expense
--------------------------------------------

     The following table compares the various components of the change in non-interest income and expense information for the periods indicated:

                                                                                                 Three Months Ended
                                                                                                   March 31, 2002
                                                                                                 compared with 2001
                                                                                    ---------------------------------------------
                                                                                           Increase
                                                                                          (Decrease)                  %
                                                                                    ---------------------   ---------------------
                                                                                                (dollars in thousands)
               Non-interest income:
               Service charges...................................................           $  50                    10.8 %
               Net gain/loss on the sale of investment securities................             (70)                 (135.6)%
               Other operating income............................................              17                    20.2 %
                                                                                            -----
                  Total non-interest income......................................           $  (3)                   (0.5)%
                                                                                            =====

               Non-interest expense:
               Salaries and employee benefits....................................             210                    19.1 %
               Occupancy expense and equipment...................................              46                    10.8 %
               Office expenses...................................................              35                     5.0 %
               Minority interest expense, trust preferred securities.............             205                   100.0 %
               Other.............................................................             179                   186.5 %
                                                                                            -----
                  Total non-interest expense.....................................           $ 675                   (29.1)%
                                                                                            =====

     For the three months ended March 31, 2002, the Company earned $514,000 in income from service charges, an increase of $50,000 or 10.8% in income from service charges compared with $464,000 for the three months ended March 31, 2001. Total non-interest income for the three months ended March 31, 2002 decreased in this period by $3,000 or 0.5% compared with the same period in 2001. The decrease is mainly attributable to the decrease in net gains and losses resulting from the sale of investment securities.

     The major component of non-interest expense is employee compensation and benefits. The Company's non-interest expenses also include expenses which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising, supplies and minority interest expense on trust preferred securities.

     Non-interest expense for the three months ended March 31, 2002 increased $675,000 or 29.1% to $2,996,000 compared with non-interest expense of $2,321,000 in 2001. The increase is mainly the result of higher salaries and benefits, occupancy expenses, costs of other services associated with loan and deposit growth and minority interest expense on trust preferred securities.

Income Taxes

     Income tax expense increased $51,000 or 141.7% to $87,000 for the three months ended March 31, 2002 compared with $36,000 for the three months ended March 31, 2001. The increase was the result of a reduction to the Company's federal income tax provision in 2001 for a prior year income tax credit.

Financial Condition

Loan and Lease Portfolio
------------------------

     The loan and lease portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around Harris, Brazoria and Galveston Counties, Texas. At March 31, 2002, loans net of unearned discount and fees had increased approximately $12,900,000 or 6.7% to $206,173,000 from $193,273,000 at December
31, 2001, primarily as a result of active business development efforts of the Company's officers, directors and employees.

     The following table shows the composition of the Company's loan and lease portfolio as of March 31, 2002 and December 31, 2001:

                                                       As of March 31, 2002      As of December 31, 2001
                                                      ----------------------   ----------------------------
                                                         Amount      Percent        Amount        Percent
                                                      -----------   --------       --------      ----------
                                                                    (Dollars in thousands)
Commercial......................................         $ 68,700       33.7 %      $ 69,206        36.2 %
Real estate.....................................          127,428       62.5 %       115,017        60.1 %
Consumer (net)..................................            2,838        1.4 %         3,169         1.7 %
Leases (net)....................................            7,207        3.5 %         5,881         1.5 %
                                                         --------      -----        --------       ------
                                                          206,173      101.1 %       193,273       101.1 %
   Less: allowance for possible credit losses...           (2,242)      (1.1)%        (2,020)       (1.1)%
                                                         --------      -----        --------       ------
Net loans and leases............................         $203,931      100.0 %      $191,253       100.0 %
                                                         ========      =====        ========       ------

     At March 31, 2002 and at December 31, 2001, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $209,000 and $512,000, respectively, and unfunded loan commitments of $19,307,000 and $24,668,000, respectively. With respect to such unfunded loan commitments at March 31, 2002, the Company considers approximately 50% to be "firm" and will be exercised within the 2002 fiscal year.

Nonperforming Assets
--------------------

     The Company had $2,148,000 and $5,162,000 in nonperforming assets for the periods ended March 31, 2002 and December 31, 2001, respectively. The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan. As of March 31, 2002, 23 loans in the approximate amount of $2,087,000 were on a nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

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

     The Company may renegotiate the terms of a loan because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was one loan in such status at March 31, 2002 and December 31, 2001.

     The following table presents information regarding nonperforming assets of the dates indicated:

                                                                                           As of          As of
                                                                                         March 31,    December 31,
                                                                                           2002           2001
                                                                                       ------------   ------------
                                                                                          (dollars in thousands)
           Nonaccrual loans..........................................................     $2,087          $2,268
           Restructured loans........................................................         15              15
           Loans which are contractually past due 90 or more days
              as to interest or principal payments but are not included above........         46             952
                                                                                          ------          ------
                  Total nonperforming loans..........................................     $2,148          $3,235
           Other real estate.........................................................         --           1,927
                                                                                          ------          ------
                  Total nonperforming assets.........................................     $2,148          $5,162
                                                                                          ======          ======
           Ratios:
              Nonperforming loans to total loans.....................................        1.0%            1.7%
              Nonperforming assets to total loans plus other real estate.............        1.0%            2.1%

Allowance for Possible Credit Losses
------------------------------------

     The allowance for possible credit losses is established through charges to operating income in the form of a provision for possible credit losses. Actual credit losses or recoveries of credit losses are charged or credited directly to the allowance.

     The amount of the allowance for possible credit losses is determined by management after considering several factors, including the historical loss experience of the Company in relation to outstanding loans, the existing level of the allowance for possible credit losses, reviews of loan quality by management and bank regulatory authorities, peer group information and an evaluation of the economy of the Company's lending area. In addition to specific allocations based on a review of individual credits, management makes a provision for possible credit losses on a monthly basis for unexpected or unforeseen possible credit losses. The Company performs an analysis of its allowance on a quarterly basis.

     The Company charged off a net of $153,000 (0.08% of average loans) and $794,000 (0.46% of average loans) in loans during the three month period ended March 31, 2002 and the year ended December 31, 2001, respectively.

     As of March 31, 2002, the Company's allowance for possible credit losses was $2,242,000 or 1.09% of the loans outstanding compared with $2,020,000 or 1.05% of the loans outstanding as of December 31, 2001. Although additional losses may occur, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan portfolio at March 31, 2002.

     The following table summarizes averages of loan balances, changes in the allowance for possible credit losses arising from loans charged off and additions to the allowance which have been charged to operations for the periods indicated:

                                                                            As of and for           As of and for
                                                                          the three months          the year ended
                                                                        ended March 31, 2002      December 31, 2001
                                                                        ---------------------     -----------------
                                                                                  (dollars in thousands)
Loans /(1)/:
-----

Average total loans and leases (net) outstanding during period..............     $   199,809         $   172,601
                                                                                 ===========         ===========
Total loans and leases outstanding at end of period.........................     $   206,173         $   193,273
                                                                                 ===========         ===========
Transactions in Allowance for Possible Credit Losses:
----------------------------------------------------

Balance at beginning of period..............................................     $     2,020         $     1,214
                                                                                 -----------         -----------
Charge-offs for period:
  Commercial and industrial.................................................            (161)               (761)
  Real Estate...............................................................              --                 (34)
  Consumer and other........................................................             (19)                (78)
Recoveries of loans previously charged off:
  Commercial and industrial.................................................              17                  68
  Real estate...............................................................              --                  --
  Consumer and other........................................................              10                  11
                                                                                 -----------         -----------
  Net charge offs...........................................................            (153)               (794)
Provision for possible credit losses........................................             375               1,600
                                                                                 -----------         -----------
Allowance for possible credit losses at end of period.......................     $     2,242         $     2,020
                                                                                 ===========         ===========
Ratios:
  Net loan charge-offs to average loans and leases..........................            0.08%               0.46%
  Net loan charge-offs to end of period loans and leases....................            0.07%               0.41%
  Allowance to average loans and leases.....................................            1.12%               1.17%
  Allowance to end of period loans and leases...............................            1.09%               1.05%
  Net loan charge-offs to allowance.........................................            6.82%              39.31%

        -------------
(1)     All loan amounts are net of unearned discount.

     The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                                             As of               As of
                                                                         March 31, 2002     December 31,2001
                                                                       ------------------  ------------------
                                                                                 Percent             Percent
                                                                                of Loans            of Loans
                                                                                to Total            to Total
                                                                       Amount     Loans    Amount     Loans
                                                                       -------  ---------  -------  ---------
                                                                              (dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial..........................................................    $  514      33.3%   $  485      35.5%
Real estate.........................................................       734      61.8       827      58.9
Consumer and other..................................................         3       1.4         1       3.6
Lease financing.....................................................        99       3.5        59       2.0
Unallocated.........................................................       892        --       648        --
                                                                        ------     -----    ------     -----
Total allowance for possible credit losses..........................    $2,242     100.0%   $2,020     100.0%
                                                                        ======              ======

Deposit and Liability Management
--------------------------------

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

     The following table presents an analysis of deposits by type at the indicated dates:

                                                                    March 31,          December 31,
                                                                      2002                 2001
                                                                  -------------        ------------
                                                                     Amount               Amount
                                                                  -------------        ------------
                                                                        (dollars in thousands)
               Noninterest-bearing deposits.....................       $ 69,943            $ 67,213
               Interest-bearing deposits including IRA and
                  public funds..................................        109,779             103,399
               CDs in amounts of $100,000 or more...............         47,246              45,796
                                                                       --------            --------
                  Total deposits................................       $226,968            $216,408
                                                                       ========            ========

     The Company's total deposits increased from $216,408,000 as of December 31, 2001 to $226,968,000 as of March 31, 2002, which represented an increase of $10,560,000 or 4.9%. Noninterest-bearing deposits constituted 31% of total deposits at March 31, 2002 and December 31, 2001. No one person or small group of persons accounts for a material portion of the Company's deposits.

     The amount of deposits in certificates of deposit ("CDs") including IRAs and public funds in amounts of $100,000 or more remained the same at 21% of deposits as of December 31, 2001 and March 31, 2002.

     Interest expense on CDs in amounts of $100,000 or more was $595,000 and $779,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease in interest expense is primarily due to lower interest rates paid on such deposits in 2002. The higher cost of such funds relative to other deposits can have a negative impact on the Company's net interest margin. Interest expense on CDs in amounts of $100,000 or more was $3,030,000 for the year ended December 31, 2001.

     Certificates of deposit outstanding in amounts of $100,000 or more by the amount of time remaining until maturity as of March 31, 2002 are summarized below:

                                                                                        March 31, 2002
                                                                                  --------------------------
               Remaining maturity                                                   (dollars in thousands)
               ------------------
               3 months or less...............................................                 $    8,533
               Over 3 through 6 months........................................                     10,942
               Over 6 through 12 months.......................................                     14,701
               Over 12 months.................................................                     13,070
                                                                                               ----------
               Total..........................................................                 $   47,246
                                                                                               ==========

     In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $10,600,000 as of March 31, 2002. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of March 31, 2002, the balance in this account was approximately $9,904,000. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

Liquidity
---------

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

     The liquidity of the Company is maintained in the form of readily marketable investment securities (i.e., U.S. Treasury bills), demand deposits with commercial banks, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $3,000,000 overnight line of credit with TIB-The Independent BankersBank, Dallas, Texas and a $4,000,000 overnight line of credit with Southwest Bank of Texas, Houston, Texas.

Borrowings
----------

     In 2001, the Company formed two wholly-owned Delaware statutory business trusts which issued an aggregate of $10 million of interest-bearing capital securities to third parties. Each trust invested the proceeds in an equivalent amount of the Company's Junior Subordinated Deferrable Interest Debentures. The Company has fully and unconditionally guaranteed the trusts' capital securities obligations.

     For regulatory purposes, the Federal Reserve Board treats a portion of the capital securities as Tier 1 capital. The treatment of the capital securities as Tier 1 capital, in addition to the ability to deduct the expense of the Junior Subordinated Deferrable Interest Debentures for federal income tax purposes, provided the Company with a cost effective method of raising capital to support the Bank and to provide funds for general corporate purposes such as the acquisition of the stock of The Express Bank.

Investment Portfolio
--------------------

     Investment securities totaled $28,010,000 at March 31, 2002 compared with $63,030,000 at December 31, 2001, a decrease of $35,020,000 or 55.6%. The decrease was primarily due to the sale of the Company's holdings in mortgage-backed securities and collateralized mortgage obligations which were sold in order to generate available funds that were used to pay down borrowings from the Federal Home Loan Bank of Dallas. At March 31, 2002, the Company had invested $23,900,000 in short-term certificates of deposit. These certificates of deposit were a temporary investment used to secure borrowings from the Federal Home Loan Bank which matured in April 2002. When the Federal Home Loan Bank borrowings matured in April 2002, these borrowings were reduced by the amount of these certificates of deposit. This reduction in assets and borrowings was accomplished in order to increase the Company's available capital for the purchase of The Express Bank, which was acquired on May 10, 2002.

Capital Resources
-----------------

  Total stockholders' equity was $19,908,000 at March 31, 2002 compared with $19,512,000 at December 31, 2001, an increase of $396,000 or 2.0%. The increase was primarily due to the Company's earnings and increased market value in the "available for sale" investment portfolio.

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

  The risk-based capital standards of the Federal Reserve require bank holding companies with consolidated assets of $150,000,000 or more to have "Tier 1 capital" of at least 4.0% and "qualifying total capital" (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. Generally, the sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

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

  The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2002 to the minimum and well-capitalized regulatory standards:

                                          Minimum Required        To be Well Capitalized              Actual
                                            for Capital           under Prompt Corrective            Ratio at
                                         Adequacy Purposes           Action Provisions            March 31, 2002
                                       ---------------------   -----------------------------  ----------------------
The Company
   Leverage ratio....................        4.00%/(1)/                     N/A                        9.08%
   Tier 1 risk-based capital ratio...        4.00                           N/A                       11.49
   Total risk-based capital ratio....        8.00                           N/A                       13.93
The Bank
   Leverage ratio....................        4.00%/(2)/                    5.00%                       8.31%
   Tier 1 risk-based capital ratio...        4.00                          6.00                       10.55
   Total risk-based capital ratio....        8.00                         10.00                       11.53

-----------------
(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    a. Not applicable

    b. Not applicable

    c. Not applicable

    d. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits: None

    b. Reports on Form 8-K. The Company filed a report on Form 8-K on February 5, 2002. The report described the Company's formation of First Community Capital Trust II ("Trust II") in November 2001 as a wholly-owned Delaware statutory business trust. On November 28, 2001 Trust II issued 5,000 Floating Rate Capital Securities with an aggregate liquidation value of $5,000,000 to a third party. Trust II invested the proceeds in an equivalent amount of the Company's Floating Rate Junior Subordinated Debt Securities due 2031.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST COMMUNITY CAPITAL CORPORATION
                                                 (Registrant)


Date: May 20, 2002                    /s/ Nigel J. Harrison
                                      ______________________________________
                                      Nigel J. Harrison
                                      President and Chief Executive Officer



Date: May 20, 2002                    /s/ Barry M. Blocker
                                      ______________________________________
                                      Barry M. Blocker
                                      Senior Vice President and Chief Financial
                                      Officer