Form 10QSB
period 2002-06-30
FIRST COMMUNITY CAPITAL CORP
filed 2002-08-19
CIK 1138677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



  (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___.
    ---

As of August 10, 2002, there were 2,839,494 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ___  No X .
           ---

                       FIRST COMMUNITY CAPITAL CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                                                Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
              Consolidated Statements of Condition as of June 30, 2002(Unaudited) and December 31, 2001 ......    4
              Consolidated Statements of Earnings and Comprehensive Income for the Three Months
                  and Six Months Ended June 30, 2002 and 2001 (Unaudited) ....................................    6
              Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
                  June 30, 2002 and 2001 (Unaudited) .........................................................    8
              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001
                  (Unaudited) ................................................................................    9
              Notes to Condensed Consolidated Financial Statements ...........................................   10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............   14

Part II -     OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................................................   25
Item 2.   Changes in Securities and Use of Proceeds ..........................................................   25
Item 3.   Defaults upon Senior Securities ....................................................................   26
Item 4.   Submission of Matters to a Vote of Security Holders ................................................   26
Item 5.   Other Information ..................................................................................   27
Item 6.   Exhibits and Reports on Form 8-K ...................................................................   27
Signatures ...................................................................................................   28


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

          . changes in statutes and government regulations or their interpretations applicable to banks and the Company's present and future subsidiaries, including changes in tax requirements and tax rates; and

          . The Company's inability to profitably merge the operations of The Express Bank into the overall operations of First Community Bank, N.A.

The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by the securities laws. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                 JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                     June 30,      December 31,
                          ASSETS                       2002           2001
                          ------                  -------------   -------------

Cash and due from banks                           $  21,530,033   $  13,714,704
Federal funds sold                                   27,175,006               -
                                                  -------------   -------------

     Total cash and cash equivalents                 48,705,039      13,714,704

Securities available for sale                        54,559,685      63,029,688
Deposits in financial institutions                    2,777,229               -
Other investments                                       290,000         290,000

Loans                                               240,915,487     193,273,013
     Less allowance for possible credit losses       (2,542,631)     (2,020,496)
                                                  -------------   -------------
     Loans, net                                     238,372,856     191,252,517

Bank premises and equipment, net                      9,505,344       7,278,968

Accrued interest receivable                           1,696,695       1,380,204
Federal Home Loan Bank stock                          2,071,100       1,864,900
Federal Reserve Bank stock                              625,300         491,400
Texas Independent Bank stock                             40,000          40,000
Cash surrender value of life insurance                7,723,260       4,843,613
Other real estate owned                                 410,000       1,927,361
Goodwill                                              6,578,425               -
Core deposit intangible                               2,304,096               -
Other assets                                          1,799,545       1,451,574
                                                  -------------   -------------

                                                  $ 377,458,574   $ 287,564,929
                                                  =============   =============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                 JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------
                                                                     (CONTINUED)

                                                                                      June 30,             December 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                                         2002                   2001
           ------------------------------------                                 -------------------     ------------------
Liabilities
     Deposits:
       Noninterest-bearing                                                          $   89,611,420          $  67,212,602
       Interest-bearing                                                                238,204,184            149,195,765
                                                                                    --------------          -------------

     Total Deposits                                                                    327,815,604            216,408,367


Federal Home Loan Bank borrowings                                                        6,600,000             37,297,000
Fed Funds purchased                                                                              -              3,700,000
Accrued interest payable and other liabilities                                           1,973,321                647,619
                                                                                    --------------          -------------

     Total Liabilities                                                                 336,388,925            258,052,986
                                                                                    --------------          -------------

Company Obligated Mandatorily Redeemable
     Trust Preferred Securities of Subsidiary Trusts                                    10,000,000             10,000,000
                                                                                    --------------          -------------

Commitments and Contingencies

Stockholders' Equity
     Preferred stock 7%, $.01 par value, 2,000,000 shares authorized, 384,999 shares issued and outstanding at June 30, 2002; liquidation preference
       $13 per share aggregating $5,004,987                                                  3,850                      -
     Common stock, $.01 par value, 5,000,000
       shares authorized, 2,848,342 shares issued and 2,839,494 shares outstanding, at June 30, 2002 and 2,325,248 shares issued and
       2,316,400 shares outstanding, at December 31, 2001                                   28,483                 23,252
     Treasury Stock, 8,848 common shares, at par                                               (88)                   (88)
     Capital surplus                                                                    28,731,252             18,449,652
     Retained earnings                                                                   1,753,904              1,226,358
     Accumulated other comprehensive income (loss)                                         552,248               (187,231)
                                                                                    --------------          -------------

     Total Stockholders' Equity                                                         31,069,649             19,511,943
                                                                                    --------------          -------------

                                                                                    $  377,458,574          $ 287,564,929
                                                                                    ==============          =============

See accompanying notes.
                                       5

                                             FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------------------------------

                                                                                      Unaudited
                                                                              --------------------------
                                                                                 2002           2001
                                                                              -----------    -----------
  INTEREST INCOME
     Loans, fees and leases                                                   $ 4,381,610    $ 3,841,788
     Securities available for sale                                                508,730        470,620
     Federal funds sold                                                            53,008         46,474
     Other investments                                                             92,133         19,485
                                                                              -----------    -----------

     Total Interest Income                                                      5,035,481      4,378,367
                                                                              -----------    -----------
  INTEREST EXPENSE
     Deposits                                                                   1,362,613      1,853,860
     Other borrowed funds                                                         135,655          2,168
                                                                              -----------    -----------

     Total Interest Expense                                                     1,498,268      1,856,028
                                                                              -----------    -----------

  NET INTEREST INCOME                                                           3,537,213      2,522,339

  PROVISION FOR POSSIBLE CREDIT LOSSES                                           (269,985)      (300,000)
                                                                              -----------    -----------
  NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE CREDIT LOSSES                                                     3,267,228      2,222,339
                                                                              -----------    -----------
  NON-INTEREST INCOME
     Service charges                                                              668,843        512,213
     Other                                                                        192,569        142,401
                                                                              -----------    -----------

     Total Non-Interest Income                                                    861,412        654,614
                                                                              -----------    -----------

  NON-INTEREST EXPENSE
     Salaries and employee benefits                                             1,664,112      1,337,575
     Net occupancy and equipment expense                                          471,112        416,537
     Office expenses                                                              895,372        714,620
     Minority interest expense, trust preferred securities                        202,535        130,078
     Other                                                                        655,224        143,448
                                                                              -----------    -----------

     Total Non-Interest Expense                                                 3,888,355      2,742,258
                                                                              -----------    -----------

  EARNINGS BEFORE INCOME TAXES                                                    240,285        134,695

  INCOME TAXES                                                                     10,624         76,165
                                                                              -----------    -----------

  NET EARNINGS                                                                    229,661         58,530

  OTHER COMPREHENSIVE INCOME
     Unrealized gain (loss) on available for sale securities                      641,407       (146,305)
                                                                              -----------    -----------

  COMPREHENSIVE INCOME (LOSS)                                                 $   871,068    $   (87,775)
                                                                              ===========    ===========

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                              Unaudited
                                                                    -----------------------------
                                                                        2002              2001
                                                                    -----------       -----------
INTEREST INCOME
     Loans, fees and leases                                         $ 8,284,869       $ 7,675,539
     Securities available for sale                                    1,239,775           997,818
     Federal funds sold                                                  53,162            86,768
     Other investments                                                  113,429            27,060
                                                                    -----------       -----------

     Total Interest Income                                            9,691,235         8,787,185
                                                                    -----------       -----------

INTEREST EXPENSE
     Deposits                                                         2,602,814         3,887,091
     Other borrowed funds                                               391,227             3,823
                                                                    -----------       -----------

     Total Interest Expense                                           2,994,041         3,890,914
                                                                    -----------       -----------

NET INTEREST INCOME                                                   6,697,194         4,896,271

PROVISION FOR POSSIBLE CREDIT LOSSES                                   (644,985)         (600,000)
                                                                    -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE CREDIT LOSSES                                           6,052,209         4,296,271
                                                                    -----------       -----------

NON-INTEREST INCOME
     Service charges                                                  1,183,012           975,853
     Other                                                              275,001           278,060
                                                                    -----------       -----------

     Total Non-Interest Income                                        1,458,013         1,253,913
                                                                    -----------       -----------

NON-INTEREST EXPENSE
     Salaries and employee benefits                                   2,972,892         2,436,435
     Net occupancy and equipment expense                                942,096           841,362
     Office expenses                                                  1,631,944         1,415,748
     Minority interest expense, trust preferred securities              407,086           130,078
     Other                                                              930,772           239,842
                                                                    -----------       -----------

     Total Non-Interest Expense                                       6,884,790         5,063,465
                                                                    -----------       -----------

EARNINGS BEFORE INCOME TAXES                                            625,432           486,719

INCOME TAXES                                                             97,886           112,490
                                                                    -----------       -----------

NET EARNINGS                                                            527,546           374,229

OTHER COMPREHENSIVE INCOME
     Unrealized gain on available for sale securities                   739,479           132,431
                                                                    -----------       -----------

COMPREHENSIVE INCOME                                                $ 1,267,025       $   506,660
                                                                    ===========       ===========

                            See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                           June 30, 2002 (Unaudited)
                                   -------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                                              Other
                                    Preferred      Common        Treasury       Capital      Retained     Comprehensive
                                      Stock         Stock         Stock         Surplus      Earnings     Income (Loss)     Total
                                   -----------   -----------   -----------    -----------   -----------  --------------- -----------
Balance - December 31, 2001        $        --   $    23,252   $       (88)   $18,449,652   $ 1,226,358   $  (187,231)   $19,511,943
Issuance of Common Stock
     (523,094 shares)                       --         5,231            --      5,367,610            --            --      5,372,841
Issuance of Preferred Stock              3,850            --            --      4,913,990            --            --      4,917,840
     (384,999 shares)
Net Earnings                                --            --            --             --       527,546            --        527,546
Unrealized Gain on Securities               --            --            --             --            --       739,479        739,479
                                                                                                                         -----------
Total Comprehensive Income                                                                                                 1,267,025
                                   -----------   -----------   -----------    -----------   -----------   -----------    -----------
Balance - June 30, 2002            $     3,850   $    28,483   $       (88)   $28,731,252   $ 1,753,904   $   552,248    $31,069,649
                                   ===========   ===========   ===========    ===========   ===========   ===========    ===========

                                                                           June 30, 2001 (Unaudited)
                                   -------------------------------------------------------------------------------------------------
Balance - December 31, 2000        $        --   $ 5,696,370   $        --   $10,682,893   $ 1,702,092    $   (10,351)   $18,071,004
Issuance of Common Stock
     (21,550 shares)                        --       107,750            --       355,575            --             --        463,325
Exchange of Common Stock of Bank
     for Common Stock of Capital
     Corporation at March 1, 2001           --    (5,780,904)           --     7,482,996    (1,702,092)            --             --
Net Earnings Subsequent to
     Exchange of Common Stock               --            --            --            --       374,229             --        374,229
Unrealized Gain on Securities               --            --            --            --            --        132,431        132,431
                                                                                                                         -----------
Total Comprehensive Income                                                                                                   506,660
                                   -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2001            $        --   $    23,216   $        --   $18,521,464   $   374,229    $   122,080    $19,040,989
                                   ===========   ===========   ===========   ===========   ===========    ===========    ===========

                            See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                (Unaudited)
                                                                                  ---------------------------------------
                                                                                        2002                    2001
                                                                                  ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                   $    527,546            $    374,229
                                                                                    ------------            ------------
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Provision for possible credit losses                                                644,985                 600,000
     Provision for depreciation                                                          374,336                 331,921
     Amortization of deferred gain on sale of bank premises                              (36,966)                (36,966)
     Amortization and accretion of premiums and
      discounts on investment securities, net                                             95,748                  80,309
     Gain on sale of investment securities, net                                          (32,964)               (142,942)
     Loss on sale of other real estate owned, net                                        100,000                       -
     Change in operating assets and liabilities:
       Accrued interest receivable                                                       125,560                 126,730
       Other assets                                                                    1,149,818                (792,696)
       Accrued interest payable and other liabilities                                  1,365,540                 206,916
                                                                                    ------------            ------------
     Total adjustments                                                                 3,786,057                 373,272
                                                                                    ------------            ------------
     Net cash provided by operating activities                                         4,313,603                 747,501
                                                                                    ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of investment securities                      53,153,675              18,796,321
     Purchases of investment securities                                              (14,857,270)            (13,287,707)
     Purchase of deposits in financial instruments                                      (624,414)                (99,000)
     Net increase in loans                                                           (16,091,209)            (14,612,641)
     Purchases of bank premises and equipment                                           (354,342)               (697,493)
     Purchase of Federal Home Loan Bank stock                                            (12,000)                (12,100)
     Purchase of Federal Reserve Bank stock                                             (133,900)                (67,100)
     The Express Bank acquisition                                                    (15,136,541)                      -
     Cash from acquisition of The Express Bank                                        21,580,307                       -
     Change in cash surrender value of life insurance                                 (2,879,647)             (2,408,277)
                                                                                    ------------            ------------
     Net cash provided (used) by investing activities                                 24,644,659             (12,387,997)
                                                                                    ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Fed funds purchased                                                              (3,700,000)                      -
     Federal Home Loan Bank borrowings                                               (30,697,000)                      -
     Proceeds from sale of common stock                                                5,372,841                 463,325
     Proceeds from sale of preferred stock                                             4,917,840                       -
     Proceeds from issuance of trust preferred securities                                      -               5,000,000
     Net increase in noninterest-bearing deposits                                         66,093               6,154,018
     Net increase in interest-bearing deposits                                        30,072,299               2,712,743
                                                                                    ------------            ------------
     Net cash provided by financing activities                                         6,032,073              14,330,086
                                                                                    ------------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             34,990,335               2,689,590

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      13,714,704              15,698,859
                                                                                    ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 48,705,039            $ 18,388,449
                                                                                    ============            ============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Capital Corporation for the year ended December 31, 2001. At June 30, 2002, the consolidated financial statements include First Community Capital Corporation, First Community Capital Corporation of Delaware Inc., First Community Bank, N.A. and The Express Bank.

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

NOTE C    ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUST

          During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I, which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company's 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (Debentures I). The Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed Trust I's capital securities obligations. For financial reporting purposes, Trust I is treated as a subsidiary of the Company and consolidated in the Company's financial statements. The capital securities are treated as Tier I capital, subject to certain limitations, by the Federal Reserve Board.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE C    ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUST (CONTINUED)

          During the fourth quarter 2001, the Company formed another wholly-owned Delaware statutory business trust, First Community Capital Trust II, which issued $5.0 million of capital securities to a third party. Trust II invested the proceeds in an equivalent amount of the Company's Libor plus 3.75% Junior Subordinated Deferrable Interest Debentures due December 8, 2031 (Debentures II). Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed the Trust's capital securities obligations. For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the Company's financial statements. The capital securities are treated as Tier I capital, subject to certain limitations by the Federal Reserve Board.

NOTE D    EARNINGS PER COMMON SHARE

          Earnings per common share ("EPS") were computed as follows:

          Weighted average shares outstanding for all periods assume the formation of First Community Capital Corporation had occurred as of January 1, 2001.

                                                Three Months Ended June 30
                                         ---------------------------------------
                                                 2002               2001
                                         ------------------ --------------------
                                                      Per                  Per
                                           Amount    Share    Amount      Share
                                         ---------- ------- ----------- --------
         Net Earnings                     $ 229,661         $   58,530


         Less undeclared dividends
         on preferred stock                (18,237)                  -
                                         ----------         ----------

         Net earnings available to
         common shareholders             $  211,424         $   58,530
                                         ==========         ==========

                      Basic
                      -----
         Weighted Average Shares
           Outstanding                    2,462,499 $  0.09  2,321,648  $   0.03
                                                    =======             ========

                     Diluted
                     -------
         Add incremental shares for:
         Assumed exercise of
         outstanding  options                43,043            110,953
                                         ----------         ----------
         Weighted average diluted
         shares outstanding               2,505,542 $  0.08  2,432,601  $   0.02
                                         ========== ======= ==========  ========

                                             FIRST COMMUNITY CATIPAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE D            EARNINGS PER COMMON SHARE (CONTINUED)

                                                                        Six Months Ended June 30
                                                  ----------------------------------------------------------------------
                                                                2002                                2001
                                                  ---------------------------------   ----------------------------------
                                                                         Per                                 Per
                                                       Amount           Share              Amount           Share
                                                  ---------------------------------   ----------------------------------
                        Net Earnings                $  527,546                          $  374,229
                  Less undeclared dividends
                  on preferred stock                   (18,237)                                  -
                                                    ----------                          ----------

                  Net earnings available to
                  common shareholders               $  509,309                          $  374,229
                                                    ==========                          ==========

                           Basic
                           -----
                  Weighted Average Shares
                   Outstanding                       2,389,449         $  0.21           2,314,464         $  0.16
                                                                       ========                            =======

                          Diluted
                          -------
                  Add incremental shares for:
                  Assumed exercise of outstanding
                  options                               43,043                             110,953
                                                    ----------                          ----------

                  Weighted average diluted shares
                  outstanding                        2,432,492        $  0.21            2,425,417         $  0.15
                                                     =========        ========           =========         =======


NOTE E            STATEMENTS OF CASH FLOWS

                  Interest payments of $3,000,968 and $4,038,839 were made during the six-month periods ended June 30, 2002 and 2001, respectively. Federal income tax payments of approximately $170,000 and $133,000 were made during the six-month periods ended June 30, 2002 and 2001, respectively.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE F            ACQUISITION OF THE EXPRESS BANK

                    In January 2002, the Company entered into a stock purchase agreement with the shareholders of The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000; acquisition costs totaled $136,541. The purchase of The Express Bank was completed May 10, 2002.

                    The following unaudited pro forma combined results of operations of the Company for the three and six months ended June 30, 2002 and 2001 assume the acquisition had occurred as of the beginning of the respective periods.

                                                                      Pro Forma Information
                                                 ---------------------------------------------------------------
                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                 -----------------------------   -------------------------------

                                                     2002            2001            2002              2001
                                                 -----------------------------   -------------------------------
                  Interest Income                  $5,513,300      $5,675,848     $11,317,985       $11,463,770

                  Net Interest Income              $3,886,317      $3,263,046     $ 7,903,140       $ 6,371,391

                  Net Earnings                     $  327,330      $  202,310     $   899,727       $   570,440

                  Net Earnings Available to
                  Common Stockholders              $  239,743      $  114,723     $   724,552       $   395,265

                  Pro forma Earnings Per
                  Share                            $      .09      $      .04     $       .28       $       .15

                  Pro Forma Weighted Average
                  Number of Shares Outstanding      2,677,947       2,583,195       2,577,947         2,576,011




                    The pro forma information has been adjusted to reflect the amortization of the core deposit intangible, interest expense on the trust preferred securities and income tax expense as if the acquisition of The Express Bank had occurred at the beginning of the year. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

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

Overview

On May 10, 2002, the Company acquired The Express Bank, a Texas state banking association, located in Alvin, Texas for $15,000,000 in cash pursuant to a Stock Purchase Agreement between the Company and the shareholders of The Express Bank. The Express Bank is presently operated as a separate subsidiary of the Company. The Company expects to consolidate it with First Community Bank, N.A. in 2003.

In connection with the purchase of the stock of The Express Bank, the Company commenced a private offering of common and preferred stock solely to accredited investors on March 26, 2002. The proceeds of the offering were applied in part to the purchase of the outstanding shares of The Express Bank and in part to general corporate purposes. The offering closed on May 31, 2002.

For the three months ended June 30, 2002, net income was $230,000, a $171,000 or 289.8% increase compared with net income of $59,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, net income was $528,000, a $154,000 or 41.2% increase compared with net income of $374,000 for the six months ended June 30, 2001.

Total assets were $377,459,000 at June 30, 2002 compared with $287,565,000 at December 31, 2001, an increase of $89,894,000, or 31.3%. Total loans and leases net of unearned discount and allowance for possible credit losses increased to $238,373,000 at June 30, 2002 from $191,253,000 at December 31, 2001, an increase of $47,120,000 or 24.6%. Total deposits were $327,816,000 at June 30, 2002 compared with $216,408,000 at December 31, 2001, an increase of $111,408,000, or 51.5%. Stockholders' equity of $31,070,000 at June 30, 2002 increased $11,558,000 from $19,512,000 at December 31, 2001.

Results of Operations

Earnings

For the three months ended June 30, 2002, the Company earned $230,000 or $0.09 per weighted average common share ($0.08 per common share on a fully diluted basis), compared with $59,000 for the three months ended June 30, 2001, or $0.03 per weighted average common share ($0.02 per common share on a fully diluted basis). This increase in earnings was primarily due to the growth of loans and the acquisition of The Express Bank.

For the six months ended June 30, 2002, the Company earned $528,000 or $0.21 per weighted average common share ($0.21 per common share on a fully diluted basis), compared with $374,000 for the six months ended June 30, 2001, or $0.16 per weighted average common share ($0.15 per common share on a fully diluted basis). The increase in earnings was primarily due to increased earning assets, mainly loans, and the acquisition of The Express Bank.

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

Net interest income increased $1,015,000 or 40.2% to $3,537,000 for the three months ended June 30, 2002 compared with $2,522,000 for the three months ended June 30, 2001. Net interest income increased $1,801,000 or 36.8% to $6,697,000 for the six months ended June 30, 2002 compared with $4,896,000 for the six months ended June 30, 2002. The increase in both periods is primarily attributable to growth of the loan portfolio and the acquisition of The Express Bank.

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

                                                                          For the three months ended June 30,
                                                -----------------------------------------------------------------------------------
                                                                       2002                                      2001
                                                ------------------------------------------  ---------------------------------------
                                                     Average      Interest       Average       Average       Interest      Average
                                                   Outstanding     Earned/        Yield/     Outstanding      Earned/      Yield/
                                                     Balance        Paid         Rate/(1)/     Balance         Paid        Rate(1)
                                                --------------  -----------    -----------  -------------  ----------    ----------
                                                                               (dollars in thousands)
Assets
Interest-earning assets:
  Loans and leases .........................     $   228,820    $    4,381       7.66%      $   164,609    $    3,842       9.34%
  Taxable securities .......................          25,418           321       5.05            27,959           437       6.25
  Tax-exempt securities ....................          14,368           187       5.21             4,461            52       4.66
  Federal funds sold and other temporary
     investments ...........................          28,291           146       2.06             4,204            47       4.47
                                                 -----------    ----------                  -----------    ----------
     Total interest-earning assets .........         296,896         5,035       6.78%          201,233         4,378       8.70%
                                                 -----------    ----------                  -----------    ----------

  Less allowance for possible credit
     losses ................................          (2,325)                                    (1,514)
  Total interest-earning assets, net of
     allowance for possible credit losses ..         294,571                                    199,719
  Noninterest-earning assets ...............          49,946                                     29,432
                                                 -----------                                -----------

     Total assets ..........................     $   344,518                                $   229,151
                                                 ===========                                ===========

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Interest-bearing demand deposits .........     $    18,570    $       48       1.03%      $     3,703    $       12       1.30%
  Savings and money market accounts ........          78,594           325       1.65            59,947           557       3.72
  Time deposits ............................         105,470           990       3.75            86,597         1,285       5.95
  Federal funds purchased and other
     borrowings ............................          16,557           135       3.26               150             2       5.35
                                                 -----------    ----------                  -----------    ----------
     Total interest-bearing liabilities ....         219,191         1,498       2.75%          150,397         1,856       4.95%
                                                 -----------    ----------                  -----------    ----------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ......          81,789                                     54,322
  Other liabilities ........................           8,049                                        347
                                                 -----------                                -----------
     Total liabilities .....................         309,029                                    205,066
                                                 -----------                                -----------
  Company obligated mandatorily
     redeemable trust preferred
     securities of subsidiary trusts........          10,000                                      5,000
Stockholders' equity .......................          25,489                                     19,085
                                                 -----------                                -----------
  Total liabilities and shareholders'
  equity ...................................     $   344,518                                $   229,151
                                                 ===========                                ===========

Net interest income ........................                    $    3,537                                 $    2,522
                                                                ==========                                 ==========

Net interest spread ........................                                     4.05%                                      3.75%

Net interest margin/(2)/ ...................                                     4.77%                                      5.01%

______________________
(1)      Annualized
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

                                                                                 Six months ended June 30,
                                                   --------------------------------------------------------------------------------
                                                                     2002                                     2001
                                                   ----------------------------------------  --------------------------------------
                                                      Average      Interest       Average       Average      Interest      Average
                                                    Outstanding     Earned/       Yield/      Outstanding     Earned/      Yield/
                                                      Balance        Paid        Rate/(1)/       Balance        Paid      Rate/(1)/
                                                   ------------- ------------   -----------  ------------- ------------   ---------
                                                                                  (dollars in thousands)
Assets
Interest-earning assets:
  Loans and leases .............................   $   214,583   $     8,284       7.72%      $   161,104   $     7,676     9.53%
  Taxable securities ...........................        35,109           955       5.44            29,573           924     6.25
  Tax-exempt securities ........................        11,362           284       5.00             4,163            99     4.76
  Federal funds sold and other temporary
     investments ...............................        19,360           168       1.74             3,746            88     4.70
                                                   -----------   -----------                  -----------   -----------
     Total interest-earning assets .............       280,414         9,691       6.91%          198,586         8,787     8.85%
                                                   -----------   -----------                  -----------   -----------
  Less allowance for possible credit
     losses ....................................        (2,208)                                    (1,400)
  Total interest-earning assets, net of
     allowance for possible credit losses ......       278,207                                    197,186
  Noninterest-earning assets ...................        39,280                                     26,585
                                                   -----------                                -----------
     Total assets ..............................   $   317,487                                $   223,771
                                                   ===========                                ===========

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Interest-bearing demand deposits .............   $    10,783   $        57       1.06%      $     3,343   $        23     1.38%
  Savings and money market accounts ............        75,046           645       1.72            55,623         1,093     3.93
  Time deposits ................................        92,721         1,901       4.10            89,835         2,771     6.17
  Federal funds purchased and other
     borrowings ................................        27,608           391       2.83               166             3     3.61
                                                   -----------   -----------                  -----------   -----------
     Total interest-bearing liabilities ........       206,158         2,994       2.90%          148,967         3,890     5.30%
                                                   -----------   -----------                  -----------   -----------

Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ..........        73,813                                     52,204
  Other liabilities ............................         4,019                                      1,544
                                                   -----------                                -----------
     Total liabilities .........................       283,990                                    202,715
                                                   -----------                                -----------
  Company obligated mandatorily redeemable
     trust preferred securities of
     subsidiary trusts..........................        10,000                                      2,500
Stockholders' equity ...........................        23,497                                     18,556
                                                   -----------                                -----------

  Total liabilities and shareholders' equity ...   $   317,487                                $   223,771
                                                   ===========                                ===========

Net interest income ............................                 $     6,697                                $     4,897
                                                                 ===========                                ===========

Net interest spread ............................                                   4.01%                                    3.55%

Net interest margin/(2)/ .......................                                   4.78%                                    4.93%

------------------

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

The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates:

                                                   Three Months Ended                      Six Months Ended
                                                     June 30, 2002                           June 30, 2002
                                                   compared with 2001                     Compared with 2001
                                        ----------------------------------------  ----------------------------------------
                                           Increase (Decrease)                        Increase (Decrease)
                                                   due to                                      due to
                                        --------------------------                --------------------------
                                            Volume         Rate          Total        Volume         Rate         Total
                                            ------         ----          -----        ------         ----         -----
                                                                 (dollars in thousands)
   Interest-earning assets:
     Loans, including fees ........     $      1,220  $       (681) $        539  $      2,045  $     (1,437) $        608
     Investment securities ........               88           (69)           19           329          (113)          216
     Federal funds sold and
        other investments .........              124           (25)           99           135           (55)           80
                                        ------------  ------------  ------------  ------------  ------------  ------------
     Total increase
        (decrease) in
        interest income ...........            1,432          (775)          657         2,509        (1,605)          904
                                        ------------  ------------  ------------  ------------  ------------  ------------
   Interest-bearing
   liabilities:
     Deposits other than time .....              124          (320)         (196)          211          (625)         (414)
     Time, $100,000 and over ......              112          (259)         (147)          (22)         (483)         (505)
     Time under $100,000 ..........              112          (260)         (148)          (55)         (310)         (365)
     Federal funds purchased
        and other borrowings ......              134            (1)          133           389            (1)          388
                                        ------------  ------------  ------------  ------------  ------------  ------------
     Total increase
        (decrease) in
        interest expense ..........              482          (840)         (358)          523        (1,419)         (896)
                                        ------------  ------------  ------------  ------------  ------------  ------------
         Increase (decrease) in
          net interest income .....     $        950  $         65  $      1,015  $      1,986  $       (186) $      1,800
                                        ============  ============  ============  ============  ============  ============

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company's allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under "Financial Condition--Allowance for Possible Credit Losses." The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

For the six months ended June 30, 2002, the provision for possible credit losses increased by $45,000 to $645,000 compared with $600,000 for the six months ended June 30, 2001. The provision for possible credit losses for the three months ended June 30, 2002 was $270,000, a decrease of $30,000 compared with $300,000 for the three months ended June 30, 2001. The provision was made in response to the growth in the loan and lease portfolio.

Non-Interest Income and Non-Interest Expense

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

                                                     Three Months Ended                  Six Months Ended
                                                        June 30, 2002                      June 30, 2002
                                                     compared with 2001                 compared with 2001
                                               -------------------------------   -------------------------
                                                  Increase                          Increase
                                                 (Decrease)             %          (Decrease)            %
                                                 ----------            --          ----------           --
                                                               (dollars in thousands)
Non-interest income:
-------------------
Service charges .........................      $           157       30.7%       $           207       21.2%
Gain on sale of investment securities ...                   51          -                     33          -
Other operating income ..................                   (1)      (0.7)%                  (36)     (12.9)%
                                               ---------------                   ---------------
    Total non-interest income ...........      $           207       31.7%       $           204       16.3%
                                               ===============                   ===============

Non-interest expense:
--------------------
Salaries and employee benefits ..........      $           326       24.4%       $           537       22.0%
Occupancy expense and equipment .........                   55       13.2%                   101       12.0%
Office expenses .........................                  180       25.2%                   216       15.3%
Minority interest expense, trust
   preferred securities .................                   73       56.2%                   277      213.1%
Other ...................................                  512      358.0%                   691      287.9%
                                               ---------------                   ---------------
       Total non-interest expense .......      $         1,146       41.8%       $         1,822       36.0%
                                               ===============                   ===============

For the three months ended June 30, 2002, the Company earned $669,000 in income from service charges, an increase of $157,000 or 30.7% compared with income from service charges of $512,000 for the three months ended June 30, 2001. Total non-interest income increased in this period by $207,000 or 31.7% compared with the same period in 2001. The increase is mainly attributable to asset and liability growth of the Company, the related opportunity for fee income and The Express Bank acquisition.

For the six months ended June 30, 2002, the Company earned $1,183,000 in income from service charges, an increase of $207,000 or 21.2% compared with income from service charges earned during the six months ended June 30, 2001. Total non-interest income increased in this period by $204,000 or 16.3% compared with the same period in 2001. The increase is mainly attributable to asset and liability growth of the Company and the related opportunity for fee income.

The major component of non-interest expense is employee compensation and benefits. The Company's non-interest expenses also include expenses which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising, supplies, the amortization of core deposit intangibles and minority interest expense on trust preferred securities.

Non-interest expense for the three months ended June 30, 2002 increased $1,146,000 or 41.8% to $3,888,000 compared with non-interest expense of $2,742,000 for the three months ended June 30, 2001. Non-interest expense for the six months ended June 30, 2002 increased $1,822,000 or 36.0% to $6,885,000 compared with the same period in 2001. The increase is mainly the result of higher salaries and benefits, minority interest expense on trust preferred securities, occupancy expenses and the costs of other services associated with loan and deposit growth.

Income Taxes

Income tax expense decreased $65,000 or 85.5% to $11,000 for the three months ended June 30, 2002 compared with $76,000 for the three months ended June 30, 2001. The decrease was the result of an increase in tax free income earned in 2002 and an increase in deductible minority interest expense paid in 2002 with respect to trust preferred securities issued by the Company's subsidiary trusts in March 2001 and November 2001. For the six months ended June 30, 2002, compared to the same period in 2001, income taxes decreased $14,604 or about 13%, primarily for the same reasons.

Financial Condition

Loan and Lease Financing Portfolio

The loan and lease portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around Harris, Brazoria and Galveston Counties, Texas. At June 30, 2002, loans and leases net of unearned discount had increased approximately $47,642,000 or 24.7% to $240,915,000 from $193,273,000 at December
31, 2001, primarily as a result of active business development efforts of the Company's officers, directors and employees and the acquisition of The Express Bank.

The following table shows the composition of the Company's loan and lease portfolio as of June 30, 2002 and December 31, 2001:

                                                      June 30, 2002                December 31, 2001
                                                 ----------------------------   -------------------------
                                                  Amount         Percent          Amount         Percent
                                                 ---------    -------------     -----------   -----------
                                                                 (dollars in thousands)
Commercial .................................     $  78,662        33.0%         $   69,206        36.2%
Real estate ................................       140,918        59.1             115,017        60.1
Consumer (net) .............................        12,542         5.3               3,169         1.7
Leases (net) ...............................         8,793         3.7               5,881         3.1
                                                 ---------       -----          ----------      ------
                                                   240,915       101.1             193,273       101.1
Less: Allowance for possible credit
      losses ...............................        (2,542)       (1.1)             (2,020)       (1.1)
                                                 ---------       -----          ----------      ------
    Net loans and leases ...................     $ 238,373       100.0%         $  191,253       100.0%
                                                 =========       =====          ==========      ======

At June 30, 2002 and at December 31, 2001, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $350,000 and $512,000, respectively, and unfunded loan commitments of $22,141,000 and $24,668,000, respectively. With respect to such unfunded loan commitments at June 30, 2002, the Company considers approximately 50% to be "firm" and will be exercised within the 2002 fiscal year.

Nonperforming Assets

The Company had $1,871,000 and $5,162,000 in nonperforming assets at June 30, 2002 and December 31, 2001, respectively. The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan. As of June 30, 2002, 19 loans in the approximate amount of $1,277,000 were on a nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

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

The Company may renegotiate the terms of a loan because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was one loan in such status at June 30, 2002 and December 31, 2001.

The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                  As of          As of
                                                                 June 30,     December 31,
                                                                   2002           2001
                                                             ---------------  ------------
                                                                  (dollars in thousands)
Nonaccrual loans ........................................    $    1,277    $    2,268
Restructured loans ......................................            15            15
Loans which are contractually past due 90 or more days
  as to interest or principal payments but are not
  included above ........................................          169            952
                                                             ----------    ----------
     Total nonperforming loans ..........................         1,461         3,235
Other real estate .......................................           410         1,927
                                                             ----------    ----------
     Total nonperforming assets .........................    $    1,871    $    5,162
                                                             ==========    ==========
Ratios:
  Nonperforming loans to total loans ....................           0.6%          1.7%
  Nonperforming assets to total loans plus
      other real estate .................................           0.8%          2.6%

Allowance for Possible Credit Losses

The allowance for possible credit losses is established through charges to operating income in the form of a provision for possible credit losses. Actual credit losses or recoveries of credit losses are charged or credited directly to the allowance.

The amount of the allowance for possible credit losses is determined by management after considering several factors, including the historical loss experience of the Company in relation to outstanding loans and leases, the existing level of the allowance for possible credit losses, reviews of loan and lease quality by management and bank regulatory authorities, peer group information and an evaluation of the economy of the Company's lending and leasing area. In addition to specific allocations based on a review of individual credits, management makes a provision for possible credit losses on a monthly basis for unexpected or unforeseen possible credit losses. The Company performs an analysis of its allowance on a quarterly basis.

The Company charged off a net of $622,000 (0.26% of average loans) and 794,000 (0.46% of average loans) in loans during the six month period ended June 30, 2002 and the year ended December 31, 2001, respectively.

As of June 30, 2002, the Company's allowance for possible credit losses was $2,543,000 or 1.06% of the loans and leases outstanding compared with $2,020,000 or 1.05% of the loans and leases outstanding as of December 31, 2001. Although additional losses may occur, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at June 30, 2002.

The following table summarizes averages of loan and lease balances, changes in the allowance for possible credit losses arising from loans and leases charged off and additions to the allowance which have been charged to operations for the periods indicated:

                                                                       As of and for            As of and for
                                                                      the six months            the year ended
                                                                     ended June 30, 2002      December 31, 2001
                                                                   ----------------------    -------------------
Loans and Leases /(1)/:                                                       (dollars in thousands)
----------------
Average total loans and leases (net) outstanding during period ...      $     239,359            $     172,601
                                                                        =============            =============
Total loans and leases outstanding at end of period ..............      $     240,915            $     193,273
                                                                        =============            =============

Transactions in Allowance for Possible Credit Losses:
----------------------------------------------------

Balance at beginning of period ...................................      $       2,020            $       1,214
Acquisition of The Express Bank ..................................                500                       --
Charge-offs for period:
    Commercial and industrial ....................................               (183)                    (761)
    Real estate ..................................................               (332)                     (34)
    Consumer and other ...........................................               (151)                     (78)
Recoveries of loans and leases previously charged off:
    Commercial and industrial ....................................                 32                       68
    Real estate ..................................................                 --                       --
    Consumer and other ...........................................                 12                       11
                                                                        -------------            -------------
        Net charge offs ..........................................               (622)                    (794)
Provision for possible credit losses .............................                645                    1,600
                                                                        -------------            -------------
Allowance for possible credit losses at end of period ............      $       2,543            $       2,020
                                                                        =============            =============
Ratios:
  Net loan and lease charge-offs to average loans ................               0.26%                    0.46%
  Net loan and lease charge-offs to end of period loans ..........               0.26%                    0.41%
  Allowance for possible credit losses to average loans ..........               1.06%                    1.17%
  Allowance for possible credit losses to end of period loans ....               1.06%                    1.05%
  Net loan charge-offs to allowance for possible credit losses ...              24.46%                   39.31%

_________________________

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

                                                                     As of                         As of
                                                                   June 30, 2002            December 31,2001
                                                           --------------------------- ---------------------
                                                                          Percent of                   Percent of
                                                                           Loans and                   Loans and
                                                                           Leases to                   Leases to
                                                                             Total                       Total
                                                                           Loans and                   Loans and
                                                               Amount       Leases         Amount       Leases
                                                           ------------- ------------- ------------- ------------
                                                                                (dollars in thousands)
    Balance of allowance for possible credit losses applicable to:
         Commercial ...................................    $         783      32.7%    $         485      35.8%
         Real estate ..................................              559      58.5               827      59.5
         Consumer and other ...........................               55       5.2                 1       1.6
         Lease financing ..............................               98       3.6                59       3.0
         Unallocated ..................................            1,048        --               648        --
                                                           ------------- ----------    ------------- ---------
    Total allowance for possible credit losses ........    $       2,543     100.0%    $       2,020     100.0%
                                                           =============     =====     =============     =====

Investment Portfolio

Investment securities totaled $54,560,000 at June 30, 2002 compared with $63,030,000 at December 31, 2001, a decrease of $8,470,000 or 13.4%. The decrease in the investment portfolio was primarily due the sale of investment securities which provided additional liquidity needed for funding the Company's loan growth. Securities were also sold in order to provide liquidity needed for the purchase of The Express Bank on May 10, 2002.

Deposits

The Company relies primarily on its deposit base to fund its lending and leasing activities. The Company follows a policy of paying interest rates on interest bearing accounts which are competitive with other commercial banks in its market area. The Company follows a policy of not soliciting or accepting brokered deposits.

The following table presents an analysis of deposits by type at the indicated dates:


                                                                         June 30,          December 31,
                                                                           2002                2001
                                                                    ------------------   ----------------
                                                                              (dollars in thousands)
          Noninterest-bearing deposits ........................      $      89,611         $      67,213
          Interest-bearing deposits including IRA and
              public funds ....................................            166,841               103,399
          CDs in amounts of $100,000 or more ..................             71,364                45,796
                                                                     -------------         -------------
              Total deposits ..................................      $     327,816         $     216,408
                                                                     =============         =============

The Company's total deposits increased from $216,408,000 as of December 31, 2001 to $327,816,000 as of June 30, 2002, an increase of $111,408,000 or 51.5%.
Noninterest-bearing deposits constituted 27.3% and 31.1% of total deposits at June 30, 2002 and December 31, 2001, respectively. No one person or small group of persons accounts for a material portion of the Company's deposits.

The amount of deposits in certificates of deposit ("CDs") including IRAs and public funds in amounts of $100,000 or more increased from 21.8% of deposits as of December 31, 2001 to 22.5% of deposits as of June 30, 2002.

Interest expense on CDs in amounts of $100,000 or more was $1,153,000 and $1,656,000 for the six months ended June 30, 2002 and 2001, respectively. This decrease in interest expense is primarily due to lower interest rates paid on such deposits in 2002. The lower cost of such funds relative to other deposits has had a positive impact on the Company's net interest margin. Interest expense on CDs in amounts of $100,000 or more was $3,030,000 the year ended December 31, 2001.

Certificates of deposit outstanding in amounts of $100,000 or more by the amount of time remaining until maturity as of June 30, 2002 are summarized below:

                                                       June 30, 2002
                                                       -------------
                       Remaining maturity         (dollars in thousands)
                       ------------------
        3 months or less ......................        $        18,016
        Over 3 through 6 months ...............                 14,727
        Over 6 through 12 months ..............                 23,981
        Over 12 months ........................                 14,640
                                                       ---------------
                          Total ...............        $        71,364
                                                       ===============

Other Borrowings

Other borrowings consist of federal funds purchased and Federal Home Loan Bank borrowings. At June 30, 2002, FHLB advances were $6,600,000 compared to $37,297,000 at December 31, 2001. At June 30, 2002 the Company had no federal funds purchased compared with $3,700,000 at year end 2001. The Company reduced its borrowings by generating funds from the sale of investment securities in order to make capital available for the acquisition of The Express Bank on May 10, 2002.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $3,000,000 overnight line of credit with TIB-The Independent BankersBank, Dallas, Texas, a $4,000,000 overnight line of credit with Southwest Bank of Texas, Houston, Texas and a borrowing line of credit with the Federal Home Loan Bank of Dallas.

Capital Resources

Total stockholders' equity was $31,070,000 at June 30, 2002 compared with $19,512,000 at December 31, 2001, an increase of $11,558,000 or 59.2%. The increase was primarily due to the Company's earnings, increased market value in the "available for sale" investment portfolio and sales of common and preferred stock totaling $10,291,000.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve"). First Community Bank, N.A. and The Express Bank are subject to capital adequacy requirements imposed by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"), respectively. The Federal Reserve and the OCC and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy, respectively. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards of the Federal Reserve require bank holding companies with consolidated assets of $150,000,000 or more to have "Tier 1 capital" of at least 4.0% and "qualifying total capital" (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for credit losses. Generally, the sum of Tier 1 capital and Tier 2 capital is "qualifying total capital."

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, the OCC and the FDIC have promulgated regulations setting the levels at which an insured institution such as First Community Bank, N.A. and The Express Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The following table provides a comparison of the Company's and the respective bank's leverage and risk-weighted capital ratios at June 30, 2002 to the minimum and well-capitalized regulatory standards:

                                              Minimum Required       To be Well Capitalized             Actual
                                                for Capital           under Prompt Corrective          Ratio at
                                              Adequacy Purposes          Action Provisions            June 30, 2002
                                              -----------------      ------------------------         -------------
The Company
     Leverage ratio                                      4.00%/(1)/                  N/A                      9.33%
     Tier 1 risk-based capital ratio                     4.00                        N/A                     11.69
     Total risk-based capital ratio                      8.00                        N/A                     12.64
First Community Bank
     Leverage ratio                                      4.00%/(2)/                 5.00%                     7.00%
     Tier 1 risk-based capital ratio                     4.00                       6.00                      8.92
     Total risk-based capital ratio                      8.00                      10.00                      9.86
The Express Bank
     Leverage ratio                                      4.00%/(3)/                 5.00%                     8.49%
     Tier 1 risk-based capital ratio                     4.00                       6.00                     14.01
     Total risk-based capital ratio                      8.00                      10.00                     15.00

-----------------
/(1)/ The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
/(2)/ The OCC may require First Community Bank, N.A. to maintain a leverage ratio above the required minimum.
/(3)/ The FDIC may require The Experss Bank to maintain a leverage ratio above the required minimum.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. & b. At special meeting of shareholders of the Company held on May 10, 2002, the Company's Articles of Incorporation were amended to prohibit cumulative voting by the holders of the Company's capital stock in the election of directors. The Articles of Incorporation were also amended to provide for mandatory indemnification of officers, directors and certain other persons to the fullest extent allowed by law.

     At the special meeting, the shareholders of the Company also approved an amendment to the Company's Articles of Incorporation to provide for a class of preferred stock, $0.01 par value per share, and allow the board of directors of the Company to designate and issue series of such preferred stock. The board of directors designated a class of preferred stock known as the Series A Mandatory Convertible Preferred Stock on May 10, 2002. A general description of the terms of the Series A Preferred Stock follows, which is qualified in its entirety by reference to the amended Articles of Incorporation. The Series A Preferred Stock has a liquidation preference of $13.00 per share and a non-cumulative cash dividend at an annual rate of 7.0% of the per share liquidation preference, payable semi-annually. Series A Preferred Stock has a divided priority over the common stock of the Company, is mandatorily convertible on a share for share basis into common stock of the Company five years from the date of issuance and upon a change of control of the Company and may be redeemed at the option of the Company. If notice of redemption is given, the holder may elect to convert to common stock.

     c. On March 26, 2002, the Company began a private offering of its common stock and Series A Preferred Stock to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Company offered 435,000 shares of common stock at a price of $11.50 per share and 385,000 shares of Series A Preferred Stock at a price of $13.00 per share. The offering concluded on May 31, 2002. The Company sold 424,650 shares of common stock with gross proceeds of $4,883,475 and 384,999 shares of Series A Preferred Stock with gross proceeds of $5,004,987. The shares of Series A Preferred Stock are convertible into common stock of the Company as described above. The Company engaged SAMCO Capital Markets and Hoefer & Arnett as placement agents in connection with the private offering. The proceeds of the offering were used to pay the expenses of the offering, provide a portion of the consideration necessary to acquire The Express Bank and for general corporate purposes.

     d.  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on May 10, 2002. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below:

     1. The shareholders approved a proposal to amend the Company's Articles of Incorporation to authorize 2,000,000 shares of preferred stock, issuable in series by the board of directors. A total of 1,611,562 shares were voted in favor of the proposal, 48,100 shares were voted against the proposal and 100 shares abstained from voting on the proposal.

     2. The shareholders approved a proposal to amend the Company's Articles of Incorporation to prohibit cumulative voting by the holders of the Company's capital stock in the election of directors. A total of 1,644,662 shares were voted in favor of the proposal, 14,000 shares were voted against the proposal and 1,100 shares abstained from voting on the proposal.

     3. The shareholders approved a proposal to amend the Company's Articles of Incorporation to provide for indemnification to the fullest extent allowed by law. A total of 1,637,462 shares were voted in favor of the proposal, 21,200 shares were voted against the proposal and 1,100 shares abstained from voting on the proposal.

The Company's annual meeting of shareholders was held on May 30, 2002. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below:

     1. The current board of directors of the Company consisting of Messrs. George A. Clark, Jr., Linn C. Eignus, Robert A. Ferstl, Louis F. Goza, Nigel J. Harrison, Thomas R. Johnson, Kenneth A. Love, George I. Pinder, Richard L. Wagoner and Charles L. Whynot were elected to serve as directors of the Company until the Company's 2003 annual meeting of shareholders and until their successors are duly elected and qualified. A total of 1,676,630 shares were voted in favor of the election of each director, no shares were voted against any director and no shares abstained from voting.

     2. The shareholders approved a proposal to amend the Company's 1996 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 422,000 shares to 570,000 shares and approved the plan as amended. A total of 1,668,684 shares were voted in favor of the proposal, 5,846 shares were voted against the proposal and 2,100 shares abstained from voting on the proposal.

     3. The shareholders ratified the appointment of Harper & Pearson Company, P.C. as the independent auditors of the books and accounts of the Company for the year ending December 31, 2002. A total of 1,669,530 shares were voted in favor of the proposal, 3,000 shares were voted against the proposal and 4,100 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

            Exhibit Number                   Identification of Exhibit
            --------------            ------------------------------------------
                 3.1            --    Articles of Incorporation, as amended.

                10.1            --    1996 Stock Option Plan, as amended.

                99.1            --    Certification of Chief Executive Officer
                                      pursuant to 18 U.S.C. Section 1350, as
                                      adopted pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002.

                99.2            --    Certification of Chief Financial Officer
                                      pursuant to 18 U.S.C. Section 1350, as
                                      adopted pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002.


     b. Reports on Form 8-K. The Company filed a report on Form 8-K on May 22, 2002. The report described the Company's acquisition of all the issued and outstanding shares of The Express Bank, a Texas banking association, pursuant to a Stock Purchase Agreement dated as of January 8, 2002 by and among the Company and the stockholders of The Express Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST COMMUNITY CAPITAL CORPORATION

                                                    (Registrant)



Date:  August 19, 2002                    /s/ Nigel H. Harrison
                                          --------------------------------------
                                          Nigel J. Harrison
                                          President and Chief Executive Officer

Date:  August 19, 2002                    /s/ Barry M. Blocker
                                          --------------------------------------
                                          Barry M. Blocker
                                          Senior Vice President and Chief
                                          Financial Officer

                                  EXHIBIT INDEX

            Exhibit Number                    Identification of Exhibit
            --------------            ------------------------------------------
                 3.1            --    Articles of Incorporation, as amended.

                10.1            --    1996 Stock Option Plan, as amended.

                99.1            --    Certification of Chief Executive Officer
                                      pursuant to 18 U.S.C. Section 1350, as
                                      adopted pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002.

                99.2            --    Certification of Chief Financial Officer
                                      pursuant to 18 U.S.C. Section 1350, as
                                      adopted pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002.