Form 10QSB
period 2002-09-30
FIRST COMMUNITY CAPITAL CORP
filed 2002-11-15
CIK 1138677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
Yes    X     No       .
    -------     ------

As of November 14, 2002, there were 2,847,121 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No   X   .
    -------    -------

                       FIRST COMMUNITY CAPITAL CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                                                            Page

PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
              Consolidated Statements of Condition as of September 30, 2002 (Unaudited) and December 31, 2001 ............    4
              Consolidated Statements of Earnings and Comprehensive Income for the Three Months and Nine
                     Months Ended September 30, 2002 and 2001 (Unaudited) ................................................    6
              Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
                  September 30, 2002 (Unaudited) .........................................................................    8
              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001
                  (Unaudited) ............................................................................................    9
              Notes to Condensed Consolidated Financial Statements .......................................................   10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........................   14

Item 3.   Controls and Procedures.........................................................................................   26

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................................................................   27
Item 2.   Changes in Securities and Use of Proceeds ......................................................................   27
Item 3.   Defaults upon Senior Securities ................................................................................   27
Item 4.   Submission of Matters to a Vote of Security Holders ............................................................   27
Item 5.   Other Information ..............................................................................................   27
Item 6.   Exhibits and Reports on Form 8-K ...............................................................................   27
Signatures ...............................................................................................................   28
Certifications ...........................................................................................................   29



SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

     o changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

     o changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

     o changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of the Company's borrowers to repay their loans according to their terms or a change in the value of the related collateral;

     o increased competition for deposits and loans adversely affecting rates and terms;

     o the timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

     o increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

     o the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

     o changes in the availability of funds resulting in increased costs or reduced liquidity;

     o increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

     o the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

     o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

     o changes in statutes and government regulations or their interpretations applicable to banks and the Company's present and future subsidiaries, including changes in tax requirements and tax rates; and

     o the Company's inability to profitably merge the operations of The Express Bank into the overall operations of the bank.

The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CONDITION
                            SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                 September 30,    December 31,
             ASSETS                                  2002             2001
             ------                              -------------    ------------
Cash and due from banks                           $ 18,904,224    $ 13,714,704
Federal funds sold                                   8,042,689               -
                                                  ------------    ------------

  Total cash and cash equivalents                   26,946,913      13,714,704

Securities available for sale                       99,999,131      63,029,688
Deposits in financial institutions                   6,435,157               -
Other investments                                      290,000         290,000

Loans and Leases                                   251,602,482     193,273,013
  Less allowance for possible credit losses         (2,820,728)     (2,020,496)
                                                  ------------    ------------
  Loans and Leases, net                            248,781,754     191,252,517

Bank premises and equipment, net                     9,322,826       7,278,968

Accrued interest receivable                          1,725,685       1,380,204
Federal Home Loan Bank stock                         2,099,000       1,864,900
Federal Reserve Bank stock                             625,300         491,400
Texas Independent Bank stock                            40,000          40,000
Cash surrender value of life insurance               7,800,583       4,843,613
Other real estate owned                                520,000       1,927,361
Goodwill                                             6,578,425               -
Core Deposit Intangible                              2,206,739               -
Other assets                                         1,947,617       1,451,574
                                                  ------------    ------------

                                                  $415,319,130    $287,564,929
                                                  ============    ============
See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CONDITION
                            SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------
                                                                     (CONTINUED)

                                                         September 30,      December 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY              2002               2001
           ------------------------------------          -------------      ------------
Liabilities
  Deposits:
    Noninterest-bearing                                  $ 92,499,139       $ 67,212,602
    Interest-bearing                                      255,735,002        149,195,765
                                                         ------------       ------------

  Total Deposits                                          348,234,141        216,408,367


Federal Home Loan Bank borrowings                          21,669,570         37,297,000
Fed Funds purchased                                                 -          3,700,000
Accrued interest payable and other liabilities              2,636,389            647,619
                                                         ------------       ------------

  Total Liabilities                                       372,540,100        258,052,986
                                                         ------------       ------------

Company Obligated Mandatorily Redeemable
  Trust Preferred Securities of Subsidiary Trusts          10,000,000         10,000,000
                                                         ------------       ------------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock 7%, $.01 par value, 2,000,000
    shares authorized, 384,999 shares issued and
    outstanding at September 30, 2002; liquidation
    preference $13 per share aggregating $5,004,987             3,850                  -
  Common stock, $.01 par value, 5,000,000
    shares authorized, 2,859,969 shares issued
    and 2,847,121 shares outstanding, at
    September 30, 2002                                         28,600             23,252
  Treasury Stock, 12,848 common shares at
    September 30, 2002, at par                                   (128)               (88)
  Capital surplus                                          28,757,665         18,449,652
  Retained earnings                                         2,680,147          1,226,358
  Accumulated other comprehensive income (loss)             1,308,896           (187,231)
                                                         ------------       ------------

  Total Stockholders' Equity                               32,779,030         19,511,943
                                                         ------------       ------------

                                                         $415,319,130      $ 287,564,929
                                                         ============      =============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                    Unaudited
                                                            --------------------------
                                                               2002           2001
                                                            -----------    -----------
INTEREST INCOME
   Loans, fees and leases                                   $ 4,943,722    $ 3,944,406
   Securities available for sale                                909,199        721,733
   Federal funds sold                                            66,030         14,580
   Other investments                                            107,666          2,119
                                                            -----------    -----------

   Total Interest Income                                      6,026,617      4,682,838
                                                            -----------    -----------

INTEREST EXPENSE
   Deposits                                                   1,645,971      1,727,444
   Other borrowed funds                                          89,284        187,329
                                                            -----------    -----------

   Total Interest Expense                                     1,735,255      1,914,773
                                                            -----------    -----------

NET INTEREST INCOME                                           4,291,362      2,768,065

PROVISION FOR POSSIBLE CREDIT LOSSES                           (375,000)      (600,000)
                                                            -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                                     3,916,362      2,168,065
                                                            -----------    -----------

NON-INTEREST INCOME
   Service charges                                              795,158        535,245
   Gain on sale of investment securities                        103,644        328,201
   Other                                                        247,854        100,363
                                                            -----------    -----------

   Total Non-Interest Income                                  1,146,656        963,809
                                                            -----------    -----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                             1,700,993      1,262,201
   Net occupancy and equipment expense                          569,185        442,229
   Office expenses                                              778,033        774,275
   Minority interest expense, trust preferred securities        199,206        127,250
   Other                                                        545,740        183,091
                                                            -----------    -----------

   Total Non-Interest Expense                                 3,793,157      2,789,046
                                                            -----------    -----------

EARNINGS BEFORE INCOME TAXES                                  1,269,861        342,828

INCOME TAXES                                                    343,618          9,408
                                                            -----------    -----------

NET EARNINGS                                                    926,243        333,420

OTHER COMPREHENSIVE INCOME
     Unrealized gain on available for sale securities           756,648        380,974
                                                            -----------    -----------
COMPREHENSIVE INCOME                                        $ 1,682,891    $   714,394
                                                            ===========    ===========

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                     Unaudited
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------
INTEREST INCOME
   Loans, fees and leases                                   $ 13,228,591    $ 11,619,945
   Securities available for sale                               2,176,838       1,719,551
   Federal funds sold                                            119,192         101,348
   Other investments                                             193,231          29,179
                                                            ------------    ------------

   Total Interest Income                                      15,717,852      13,470,023
                                                            ------------    ------------

INTEREST EXPENSE
   Deposits                                                    4,248,785       5,614,535
   Other borrowed funds                                          480,511         191,152
                                                            ------------    ------------

   Total Interest Expense                                      4,729,296       5,805,687
                                                            ------------    ------------

NET INTEREST INCOME                                           10,988,556       7,664,336

PROVISION FOR POSSIBLE CREDIT LOSSES                          (1,019,985)     (1,200,000)
                                                            ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                                      9,968,571       6,464,336
                                                            ------------    ------------

NON-INTEREST INCOME
   Service charges                                             1,978,170       1,511,098
   Gain on sale of investment securities                         136,608         471,143
   Other                                                         489,891         235,481
                                                            ------------    ------------

   Total Non-Interest Income                                   2,604,669       2,217,722
                                                            ------------    ------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                              4,673,885       3,698,636
   Net occupancy and equipment expense                         1,511,281       1,283,591
   Office expenses                                             2,409,977       2,190,023
   Minority interest expense, trust preferred securities         606,292         257,328
   Other                                                       1,476,512         422,933
                                                            ------------    ------------

   Total Non-Interest Expense                                 10,677,947       7,852,511
                                                            ------------    ------------

EARNINGS BEFORE INCOME TAXES                                   1,895,293         829,547

INCOME TAXES                                                     441,504         121,898
                                                            ------------    ------------

NET EARNINGS                                                   1,453,789         707,649

OTHER COMPREHENSIVE INCOME
     Unrealized gain on available for sale securities          1,496,127         513,405
                                                            ------------    ------------

COMPREHENSIVE INCOME                                        $  2,949,916    $  1,221,054
                                                            ============    ============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                   Preferred     Common     Treasury     Capital        Retained      Comprehensive
                                     Stock        Stock      Stock       Surplus        Earnings      Income (Loss)       Total
                                   ---------    --------    --------   ------------    -----------    -------------    ------------
Balance - December 31, 2001        $       -    $ 23,252    $    (88)  $ 18,449,652    $ 1,226,358    $    (187,231)   $ 19,511,943

Issuance of Common Stock
  (534,721 shares)                         -       5,348           -      5,434,983              -                -       5,440,331

Issuance of Preferred Stock
  (384,999 shares)                     3,850           -           -      4,913,990              -                -       4,917,840

Purchase of Treasury Stock
  (4,000 shares)                                                 (40)       (40,960)                                        (41,000)

Net Earnings                               -           -           -              -      1,453,789                -       1,453,789

Unrealized Gain on Securities              -           -           -              -              -        1,496,127       1,496,127
                                                                                                                       ------------

Total Comprehensive Income                 -           -           -              -              -                -       2,949,916
                                   ---------    --------     -------   ------------    -----------    -------------    ------------

Balance - September 30, 2002       $   3,850    $ 28,600     $  (128)  $ 28,757,665    $ 2,680,147    $   1,308,896    $ 32,779,030
                                   =========    ========     =======   ============    ===========    =============    ============

See accompanying notes.
                                       8

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                (Unaudited)
                                                                      -------------------------------
                                                                           2002               2001
                                                                      ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $  1,453,789        $   707,649
                                                                      ------------        -----------
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Provision for possible credit losses                                1,019,985          1,200,000
     Provision for depreciation                                            596,663            502,257
     Amortization of deferred gain on sale of bank premises                (55,449)           (55,449)
     Amortization and accretion of premiums and
      discounts on investment securities, net                              162,356             92,765
     Amortization of core deposits                                          97,357                  -
     Gain on sale of investment securities, net                           (136,608)          (471,143)
     Loss on sale of other real estate owned, net                          100,000                  -
     Change in operating assets and liabilities:
       Accrued interest receivable                                          96,570              1,504
       Other assets                                                       (415,615)          (872,803)
       Other real estate owned                                           1,307,361         (1,866,156)
       Accrued interest payable and other liabilities                    2,028,608            369,205
                                                                      ------------        -----------
     Total adjustments                                                   4,801,228         (1,099,820)
                                                                      ------------        -----------
     Net cash provided by operating activities                           6,255,017           (392,171)
                                                                      ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of investment securities        63,055,249         41,582,643
     Purchases of investment securities                                (69,404,606)       (56,062,374)
     Purchase of deposits in financial instruments                      (4,282,342)                 -
     Net increase in loans                                             (26,875,107)       (28,972,258)
     Purchases of bank premises and equipment                             (375,668)          (819,874)
     Purchase of Federal Home Loan Bank stock                              (39,900)          (674,900)
     Purchase of Federal Reserve Bank stock                               (133,900)           (67,100)
     The Express Bank acquisition                                      (15,136,541)                 -
     Cash from acquisition of The Express Bank                          21,580,307                  -
     Change in cash surrender value of life insurance                   (2,956,970)        (2,446,885)
                                                                      -------------      ------------
     Net cash provided (used) by investing activities                  (34,569,478)       (47,460,748)
                                                                      -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Fed funds purchased                                                (3,700,000)         2,250,000
     Federal Home Loan Bank borrowings                                 (15,627,430)        23,300,000
     Proceeds from sale of common stock                                  5,440,331            463,325
     Proceeds from sale of preferred stock                               4,917,840                  -
     Purchase of treasury stock                                            (41,000)           (95,114)
     Proceeds from issuance of trust preferred securities                        -          5,000,000
     Net increase in noninterest-bearing deposits                        2,953,812          6,101,351
     Net increase in interest-bearing deposits                          47,603,117          7,337,415
                                                                      ------------       ------------
     Net cash provided by financing activities                          41,546,670         44,356,977
                                                                      ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               13,232,209         (3,495,942)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        13,714,704         15,698,859
                                                                      ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 26,946,913       $ 12,202,917
                                                                      ============       ============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Capital Corporation for the year ended December 31, 2001.

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

NOTE C    ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

          During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory trust, First Community Capital Trust ("Trust I"), which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company's 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 ("Debentures I"). Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed Trust I's capital securities obligations. For financial reporting purposes, Trust I is treated as a subsidiary of the Company and consolidated in the Company financial statements. The capital securities are treated as Tier I capital, subject to certain limitations, by the Federal Reserve Board.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE C    ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUSTS (CONTINUED)

          During the fourth quarter 2001, the Company formed another wholly-owned Delaware statutory trust, First Community Capital Trust II ("Trust II"), which issued $5.0 million of capital securities to a third party. Trust II invested the proceeds in an equivalent amount of the Company's Floating Rate Junior Subordinated Debt Securities due December 8, 2031 ("Debentures II"). Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. Debentures II accrue interest at a floating rate equal to the six-month LIBOR plus 3.75%; provided that the rate may not exceed 11.0% through December 8, 2006. The Company has fully and unconditionally guaranteed the Trust's capital securities obligations. For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the Company financial statements. The capital securities are treated as Tier I capital, subject to certain limitations by the Federal Reserve Board.


NOTE D    EARNINGS PER COMMON SHARE

          Earnings per common share ("EPS") were computed as follows:

          Weighted average shares outstanding for all periods assume the formation of First Community Capital Corporation had occurred as of January 1, 2001.

                                                               Three Months Ended September 30
                                                      ----------------------------------------------------
                                                                 2002                        2001
                                                      ------------------------      ----------------------
                                                                         Per                         Per
                                                        Amount          Share         Amount        Share
                                                      ------------------------      ----------------------

                    Net Earnings                      $ 926,243                     $ 333,420
                    ------------
          Less undeclared dividends
          on preferred stock                            (87,587)                          --
                                                      ---------                     ---------

          Net earnings available to
          common shareholders                         $ 838,656                     $ 333,420
                                                      =========                     =========

                    Basic
                    -----
          Weighted Average Shares Outstanding         2,838,673        $  0.30      2,318,698      $  0.14
                                                                       =======                     =======

                   Diluted
                   -------
          Add incremental shares for:
            Assumed exercise of outstanding options      79,244                       110,953
                                                      ---------                     ---------
                                                      2,917,917        $  0.29      2,429,651      $  0.14
                                                      =========        =======      =========      =======

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE D    EARNINGS PER COMMON SHARE (CONTINUED)

                                                                  Nine Months Ended September 30
                                                      ----------------------------------------------------
                                                                 2002                         2001
                                                      ------------------------      ----------------------
                                                                         Per                         Per
                                                         Amount         Share         Amount        Share
                                                      ------------------------      ----------------------
                  Net Earnings                        $ 1,453,789                   $ 707,649
                  ------------
          Less undeclared dividends
          on preferred stock                             (105,824)                       --
                                                      -----------                   ---------

          Net earnings available to
          common shareholders                          $1,347,965                   $ 707,649
                                                      ===========                   =========

                     Basic
                     -----
          Weighted Average Shares Outstanding           2,540,624      $  0.53      2,315,876      $  0.31
                                                      ===========      =======                     =======

                    Diluted
                    -------
          Add incremental shares for:
            Assumed exercise of outstanding options        79,204                     110,953
                                                      -----------                   ---------
                                                        2,619,828      $  0.51      2,426,829      $  0.29
                                                      ===========      =======      =========      =======

NOTE E    STATEMENTS OF CASH FLOWS

          Interest payments of $4,639,797 and $6,049,936 were made during the nine-month periods ended September 30, 2002 and 2001, respectively. Federal income tax payments of approximately $270,000 and $260,881 were made during the nine-month periods ended September 30, 2002 and 2001, respectively.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE F    ACQUISITION OF THE EXPRESS BANK

          In January 2002, the Company entered into a stock purchase agreement with The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000 and acquisition costs totaling $136,541. The purchase of The Express Bank was completed May 10, 2002.

          The following unaudited pro forma combined results of operations of the Company for the three and nine months ended September 30, 2002 and 2001 assume the acquisition had occurred as of the beginning of the respective periods.

                                                             Pro Forma Information
                                         ------------------------------------------------------------
                                             Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,
                                         --------------------------     -----------------------------
                                            2002            2001            2002              2001
                                         --------------------------     -----------------------------
          Interest Income                $6,026,617      $5,941,922     $17,517,170       $17,405,692

          Net Interest Income            $4,291,362      $3,538,268     $12,352,671        $9,909,659

          Net Earnings                   $  926,243        $510,399     $ 1,567,424        $1,080,839

          Net Earnings Available to
          Common Stockholders            $  838,656        $422,812     $ 1,304,662         $ 818,077

          Pro forma Basic Earnings
          Per Share                            $.30            $.15            $.51              $.30

          Pro Forma Weighted Average
          Number of Shares Outstanding    2,838,673       2,743,348       2,540,624         2,740,526

          The pro forma information has been adjusted to reflect the amortization of the core deposit intangible, interest expense on the trust preferred securities and income tax expense from the beginning of the respective periods for The Express Bank. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Community Capital Corporation (the "Company") was incorporated as a business corporation under the laws of the State of Texas in January 2001 and became a holding company for First Community Bank, N.A. (the "Bank") on March 1, 2001. The Company provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through ten full-service banking locations in or near Houston, Texas.

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

For the three months ended September 30, 2002, net income was $926,000, a $593,000 or 178.1% increase compared with net income of $333,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net income was $1,454,000, a $746,000 or 105.4% increase compared with net income of $708,000 for the nine months ended September 30, 2001.

Total assets were $415,319,000, at September 30, 2002 compared with $287,565,000 at December 31, 2001, an increase of $127,754,000, or 44.4%. Total loans and leases net of unearned discount and allowance for possible credit losses increased to $248,782,000 at September 30, 2002 from $191,253,000 at December 31, 2001, an increase of $57,529,000 or 30.1%. Total deposits were $348,234,000 at September 30, 2002 compared with $216,408,000 at December 31, 2001, an increase of $131,826,000, or 60.9%. Stockholders' equity of $32,779,000 at September 30, 2002 represented an increase of $13,267,000 from $19,512,000 at December 31, 2001.

Results of Operations

Earnings

For the three months ended September 30, 2002, the Company earned $926,000 or $0.30 per weighted average common share ($0.29 per common share on a fully diluted basis), compared with $333,000 for the three months ended September 30, 2001, or $0.14 per weighted average common share ($0.14 per common share on a fully diluted basis). The increase in earnings was primarily due to growth in net interest income, mainly from internal earning asset growth and additional earning assets acquired from the The Express Bank purchase on May 10, 2002.

For the nine months ended September 30, 2002, the Company earned $1,454,000 or $0.53 per weighted average common share ($0.51 per common share on a fully diluted basis), compared with $708,000 for the nine months ended September 30, 2001, or $0.31 per weighted average common share ($0.29 per common share on a fully diluted basis). The increase in earnings was primarily due to growth in net interest income, mainly from internal earning asset growth and additional earning assets acquired from the The Express Bank purchase on May 10, 2002.

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

Net interest income increased $1,523,000 or 55.0% to $4,291,000 for the three months ended September 30, 2002 compared with $2,768,000 for the three months ended September 30, 2001. Net interest income increased $3,325,000 or 43.4% to $10,989,000 for the nine months ended September 30, 2002 compared with $7,664,000 for the nine months ended September 30, 2001. The increase in both periods is primarily attributable to growth of the loan portfolio, the acquisition of The Express Bank and a lower cost of funds due to lower interest rates.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, in an attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. A significant portion of the Company's deposits consist of low cost non-interest bearing and savings deposits, as compared to higher cost certificates of deposit. These lower cost deposits have contributed to both a lower cost of funds and the Company's ability to maintain a strong net interest margin in the low interest rate environment of the last twelve months. This has allowed the bank to perform favorably as compared to its peers in cost of funds and net interest margin in the three month and nine month periods of 2002 versus the same periods in 2001.

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

                                                                  For the three months ended September 30,
                                           ----------------------------------------------------------------------------------
                                                               2002                                      2001
                                           -----------------------------------------  ---------------------------------------
                                               Average       Interest        Average      Average       Interest      Average
                                             Outstanding      Earned/        Yield/     Outstanding      Earned/      Yield/
                                               Balance         Paid          Rate(1)      Balance         Paid        Rate(1)
                                           -------------  -------------  -----------  -------------  -----------  -----------
                                                                         (dollars in thousands)
Assets
Interest-earning assets:
  Loans and leases ......................    $   248,264   $     4,944          7.90%  $    177,558  $     3,944         8.81%
  Taxable securities ....................         56,093           689          4.87         42,586          650         6.06
  Tax-exempt securities .................         19,790           220          4.41          6,203           74         4.73
  Federal funds sold and other temporary
    investments .........................         18,000           174          3.84          1,082           15         5.50
                                             -----------   -----------                  -----------   ----------
  Total interest-earning assets .........        342,147         6,027          6.99%       227,429        4,683         8.17%
                                             -----------   -----------                  -----------   ----------
  Less allowance for possible credit
    losses ..............................         (2,672)                                    (1,637)

  Total interest-earning assets, net of
    allowance for possible credit losses         339,475                                    225,792
  Noninterest-earning assets ............         56,913                                     21,085
                                             -----------                               ------------
      Total assets ......................    $   396,388                               $    246,877
                                             ===========                               ============

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Interest-bearing demand deposits ......    $    32,361   $        88          1.08%  $      3,337  $        9          1.07%
  Savings and money market accounts .....         87,803           434          1.96         65,315          519         3.15
  Time deposits .........................        128,581         1,124          3.47         80,555        1,200         5.91
  Federal funds purchased and other
    borrowings ..........................          8,608            89          4.10         18,841          187         3.94
                                             -----------   -----------                  -----------   ----------

  Total interest-bearing liabilities ....        257,353         1,735          2.67%       168,048        1,915         4.52%
                                             -----------   -----------                  -----------   ----------

Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ...         90,040                                     59,540
  Other liabilities .....................          7,071                                     (5,062)
                                             -----------                               ------------
      Total liabilities .................        354,464                                    222,526
                                             -----------                               ------------

  Company-obligated mandatory redeemable
    trust preferred securities of
    subsidiary trusts ...................         10,000                                      5,000
Stockholders' equity ....................         31,924                                     19,351
                                             -----------                               ------------
  Total liabilities and shareholders'
    equity ..............................    $   396,388                               $    246,877
                                             ===========                               ============
Net interest income .....................                      $4,292                                $     2,768
                                                           ===========                               ===========
Net interest spread .....................                                       4.32%                                    3.65%
Net interest margin(2) ..................                                       4.98%                                    4.83%

------------------
(1)  Annualized
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

                                                                       Nine months ended September 30,
                                           ----------------------------------------------------------------------------------
                                                               2002                                      2001
                                           -----------------------------------------  ---------------------------------------
                                               Average       Interest        Average      Average       Interest      Average
                                             Outstanding      Earned/        Yield/     Outstanding      Earned/      Yield/
                                               Balance         Paid          Rate(1)      Balance         Paid        Rate(1)
                                           -------------  -------------  -----------  -------------  -----------  -----------
                                                                         (dollars in thousands)
Assets

Interest-earning assets:
  Loans and Leases ......................    $   225,180   $    13,228        7.85%     $   166,630  $    11,620         9.32%
  Taxable securities ....................         42,160         1,671        5.30           33,954        1,573         6.19
  Tax-exempt securities .................         14,042           506        4.82            4,849          173         4.77
  Federal funds sold and other temporary
     investments ........................         18,938           313        2.21            2,806          104         4.96
                                             -----------   -----------                  -----------  -----------
  Total interest-earning assets .........        300,320        15,718        7.00%         208,239       13,470         8.65%
                                             -----------   -----------                  -----------  -----------

Less allowance for possible credit losses         (2,308)                                    (1,313)
  Total interest-earning assets, net of
    allowance for possible credit losses         298,012                                    206,926
  Noninterest-earning assets ............         53,430                                     32,429
                                             -----------                               ------------

      Total assets ......................    $   351,442                                $   239,355
                                             ===========                               ============

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits ........    $    18,377   $       145        1.05%     $     3,341  $        32         1.28%
  Savings and money market accounts .....         82,328         1,079        1.75           59,491        1,554         3.49
  Time deposits .........................        103,429         3,023        3.91           86,715        4,029         6.21
  Federal funds purchased and other
     borrowings .........................         21,107           482        3.05            6,269          191         4.07
                                             -----------   -----------                  -----------  -----------

Total interest-bearing liabilities ......        225,241         4,729        2.81%         155,816        5,806         4.98%
                                             -----------   -----------                  -----------  -----------

Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ...         79,522                                     55,022
  Other liabilities .....................         10,534                                      7,151
                                             -----------                               ------------
      Total liabilities .................        315,297                                    217,989
                                             -----------                               ------------
  Company-obligated mandatory
    redeemable trust preferred
    securities of subsidiary trusts .....         10,000                                      2,500
Stockholders' equity ....................         26,145                                     18,866
                                             -----------                               ------------

  Total liabilities and shareholders'
    equity ..............................    $   351,442                                $   239,355
                                             ===========                               ============

Net interest income .....................                  $    10,989                               $     7,664
                                                           ===========                               ===========

Net interest spread .....................                                     4.19%                                      3.67%

Net interest margin(2) ..................                                     4.89%                                      4.92%

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

The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates:

                                         Three Months Ended                         Nine Months Ended
                                         September 30, 2002                        September 30, 2002
                                         compared with 2001                        compared with 2001
                            ----------------------------------------     --------------------------------------
                                Increase (Decrease)                         Increase (Decrease)
                                      due to                                     due to
                            ---------------------------                  --------------------------
                               Volume          Rate           Total        Volume          Rate           Total
                            ------------   ------------  ------------    -----------   ------------       -----
                                   (dollars in thousands)                        (dollars in thousands)
Interest-earning assets:
  Loans, including fees.... $      1,408  $       (408)  $      1,000    $  3,440   $      (1,832) $     1,608
  Investment securities....          317          (132)           185         656            (225)         431
  Federal funds sold and
    other investments......          164            (5)           159         267             (58)         209
                            ------------  -------------  ------------    --------   -------------  -----------

Total increase
  decrease) in
  interest income..........        1,889          (545)         1,344       4,363          (2,115)       2,248
                            ------------  -------------  ------------    --------   -------------  -----------

Interest-bearing
  liabilities:
  Deposits other than time.          224          (230)            (6)        460            (822)        (362)
  Time, $100,000 and over..          236          (268)           (32)        165            (677)        (512)
  Time under $100,000......          182          (226)           (44)        309            (803)        (494)
  Federal funds purchased
    and other borrowings...         (102)            4            (98)        339             (48)         291
                            ------------  -------------  ------------    --------   -------------  -----------

Total increase
  (decrease) in
  interest expense.........          540          (720)          (180)      1,273          (2,350)      (1,077)
                            ------------  -------------  ------------    --------   -------------  -----------

  Increase in net
    interest income........ $      1,349  $        175   $      1,524    $  3,090   $         235  $     3,325
                            ============  ============   ============    ========   =============  ===========

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

For the nine months ended September 30, 2002, the provision for possible credit losses decreased by $180,000 to $1,020,000 compared with $1,200,000 for the nine months ended September 30, 2001. The provision for possible credit losses for the three months ended September 30, 2002 was $375,000, a decrease of $225,000 compared with $600,000 for the three months ended September 30, 2001. Although the loan and lease portfolio has grown during each of the three and nine month periods ended September 30, 2002, the provision made has decreased compared with the prior periods due to decreases in net loan and lease charge-offs as a percentage of outstanding loans and leases. The allowance for possible credit losses to average loans and leases at September 30, 2002 increased to 1.25% from 1.11% at September 30, 2001. The allowance for possible credit losses to end of period loans and leases at September 30, 2002 increased to 1.12% from 1.01% at September 30, 2001.

Non-Interest Income and Non-Interest Expense

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

                                               Three Months Ended                 Nine Months Ended
                                               September 30, 2002                September 30, 2002
                                               compared with 2001                compared with 2001
                                         ----------------------------      ----------------------------
                                           Increase                          Increase
                                          (Decrease)             %          (Decrease)             %
                                         ------------         -------      ------------         -------
                                                               (dollars in thousands)
Non-interest income:
-------------------
Service charges .......................  $           260        48.6%      $           467         30.9%
Gain on sale of investment securities .             (224)      (68.3)                 (335)       (71.1)
Other operating income ................              147       145.5%                  255        108.5%
                                         ---------------                   ---------------
       Total non-interest income ......  $           183        19.0%      $           387         17.5%
                                         ===============                   ===============

Non-interest expense:
--------------------
Salaries and employee benefits ........  $           439        34.8%      $           975         26.4%
Occupancy expense and equipment........              127        28.7%                  227         17.7%
Office expenses .......................                3         0.4%                  220         10.0%
Minority interest expense, trust
   preferred securities ...............               72        56.7%                  349        135.8%
Other .................................              363       198.4%                1,054        249.2%
                                         ---------------                   ---------------

       Total non-interest expense .....  $         1,004        36.0%      $         2,825         36.0%
                                         ===============                   ===============

For the three months ended September 30, 2002, the Company earned $795,000 in income from service charges, an increase of $260,000 or 48.6% compared with income from service charges of $535,000 for the three months ended September 30, 2001. Total non-interest income increased in this period by $183,000 or 19.0% compared with the same period in 2001. The increase is mainly attributable to deposit transaction account growth, increased opportunity fee income from growth in loans, and The Express Bank acquisition.

For the nine months ended September 30, 2002, the Company earned $1,978,000 in income from service charges, an increase of $467,000 or 30.9% compared with income from service charges earned during the nine months ended September 30, 2001. Total non-interest income increased in this period by $387,000 or 17.5% compared with the same period in 2001. The increase is mainly attributable to deposit transaction account growth, increased opportunity fee income from growth in loans, and The Express Bank acquisition.

The major component of non-interest expense is employee compensation and benefits. The Company's non-interest expenses also include expenses which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising, supplies and the amortization of core deposit intangibles.

Non-interest expense for the three months ended September 30, 2002 increased $1,004,000 or 36.0% to $3,793,000 compared with non-interest expense of $2,789,000 for the three months ended September 30, 2001. Non-interest expense for the nine months ended September 30, 2002 increased $2,825,000 or 36.0% to $10,678,000 compared with the same period in 2001. The increase during both periods is mainly the result of higher salaries and benefits, an increase in occupancy expenses due primarily to the opening of the Nasa Road 1 branch location in February 2002 and the acquisition of The Express Bank on May 10, 2002, the costs of other services associated with loan and deposit growth and increased minority interest expense for trust preferred securities issued by the Company in March 2001 and December 2001.

Income Taxes

Income tax expense increased $335,000 or 372.2% to $344,000 for the three months ended September 30, 2002 compared with $9,000 for the three months ended September 30, 2001. The increase was the result of an increase in taxable income in 2002.

Financial Condition

Loan and Lease Financing Portfolio

The loan and lease portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around Harris, Brazoria and Galveston Counties, Texas. At September 30, 2002, loans and leases net of unearned discount had increased approximately $58,329,000 or 30.2% to $251,602,000 from $193,273,000 at December
31, 2001, primarily as a result of active business development efforts of the Company's officers, directors and employees and $32,174,000 in loans acquired from The Express Bank in May 2002.

In April 2001, the Company began lease financing to further diversify its lending portfolio. At September 30, 2002 net leases were $9,637,000, an increase of 63.9% from $5,881,000 at December 31, 2001. Growth in the lease financing portion of the loan portfolio is expected to continue.

The following table shows the composition of the Company's loan and lease portfolio as of September 30, 2002 and December 31, 2001:

                                                     September 30, 2002              December 31, 2001
                                               ---------------------------     ---------------------------
                                                  Amount          Percent          Amount         Percent
                                               -------------     ---------     -------------    ----------
                                                                   (dollars in thousands)
Commercial .................................   $      82,665         33.2%     $      69,206         36.2%
Real estate ................................         147,669         59.3            115,017         60.1
Consumer (net) .............................          11,631          4.7              3,169          1.7
Leases (net) ...............................           9,637          3.9              5,881          3.1
                                               -------------     ---------     -------------    ----------
                                                     251,602        101.1            193,273        101.1
Less: Allowance for possible credit losses .          (2,820)        (1.1)            (2,020)        (1.1)
                                               -------------     ---------     -------------    ----------
Net loans and leases .......................   $     248,782        100.0%     $     191,253        100.0%
                                               =============     =========     =============    ==========

At September 30, 2002 and at December 31, 2001, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $293,000 and $512,000, respectively, and unfunded loan commitments of $19,530,000 and $24,668,000, respectively. With respect to such unfunded loan commitments at September 30, 2002, the Company considers approximately 50% to be "firm" and will be exercised within the next twelve months.

Nonperforming Assets

The Company had $2,633,000 and $5,162,000 in nonperforming assets at September 30, 2002 and December 31, 2001, respectively. The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan. As of September 30, 2002, 25 loans in the approximate amount of $2,100,000 were on a nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible. The reduction in other real estate and total nonperforming assets at September 30, 2002 compared with December 31, 2001 was the primarily the result of the sale of other real estate to new borrowers.

Placing a loan on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest which had been accrued in the current year but not yet collected on the loan. Secondly, it eliminates future interest earnings with respect to that particular loan from the Company's revenues. Interest on such loans is not recognized until the entire principal is collected or until the loan is returned to a performing status.

The Company may renegotiate the terms of a loan because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was 1 loan classified as restructured at September 30, 2002 and December 31, 2001.

The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                  As of            As of
                                                              September 30,    December 31,
                                                                  2002             2001
                                                             ---------------  --------------
                                                                 (dollars in thousands)

Nonaccrual loans .........................................   $       2,100    $      2,268
Restructured loans........................................              13              15
Loans which are contractually past due 90 or more days as
  to interest or principal payments but are not included
  above ..................................................              --             952
                                                             -------------    ------------

Total nonperforming loans ................................           2,113           3,235
Other real estate ........................................             520           1,927
                                                             -------------    ------------
     Total nonperforming assets ..........................   $       2,633    $      5,162
                                                             =============    ============
Ratios:
  Nonperforming loans to total loans .....................             0.8%            1.7%
  Nonperforming assets to total loans plus
    other real estate ....................................             1.0%            2.6%


Allowance for Possible Credit Losses

The allowance for possible credit losses is established through charges to operating income in the form of a provision for possible credit losses. Actual credit losses or recoveries of credit losses are charged or credited directly to the allowance.

The amount of the allowance for possible credit losses is determined by management after considering several factors, including the historical loss experience of the Company in relation to outstanding loans and leases, the existing level of the allowance for possible credit losses, reviews of loan and lease quality by management and bank regulatory authorities, peer group information and an evaluation of the local economy in the Company's market areas. In addition to specific allocations based on a review of individual credits, management makes a provision for possible credit losses on a monthly basis for unexpected or unforeseen possible credit losses. The Company performs an analysis of its allowance on a quarterly basis.

The Company charged off a net of $720,000 (0.32% of average loans) and $794,000 (0.46% of average loans) in loans during the nine month period ended September 30, 2002 and the year ended December 31, 2001, respectively.

As of September 30, 2002, the Company's allowance for possible credit losses was $2,820,000 or 1.12% of the loans and leases outstanding compared with $2,020,000 or 1.05% of the loans and leases outstanding as of December 31, 2001. Although additional losses may occur, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at September 30, 2002.

The following table summarizes averages of loan and lease balances, changes in the allowance for possible credit losses arising from loans and leases charged off and additions to the allowance which have been charged to operations for the periods indicated:

                                                                        As of and for             As of and for
                                                                       the nine months           the year ended
                                                                  ended September 30, 2002      December 31, 2001
                                                                  ------------------------      -----------------
                                                                                (dollars in thousands)
Loans and Leases (1):
----------------
Average total loans and leases (net) outstanding during period .        $     225,180               $     172,601
                                                                        =============               =============

Total loans and leases outstanding at end of period ............        $     251,602               $     193,273
                                                                        =============               =============

Transactions in Allowance for Possible Credit Losses:
----------------------------------------------------

Balance at beginning of period .................................        $       2,020               $       1,214
Allowance acquired in the Express Bank acquisition .............                  500                          --
Charge-offs for period:
    Commercial and industrial ..................................                (402)                       (761)
    Real estate ................................................                (351)                        (34)
    Leases .....................................................                 (21)                         --
    Consumer and other .........................................                (158)                        (78)
Recoveries of loans and leases previously charged off:
    Commercial and industrial ..................................                   44                          68
    Real estate ................................................                  155                          --
    Leases .....................................................                   --                          --
    Consumer and other .........................................                   13                          11
                                                                        -------------               -------------
     Net charge offs ...........................................                (720)                       (794)
Provision for possible credit losses ...........................                1,020                       1,600
                                                                        -------------               -------------

Allowance for possible credit losses at end of period ..........        $       2,820               $       2,020
                                                                        =============               =============

Ratios:
  Net loan and lease charge-offs to average loans ..............                0.32%                       0.46%
  Net loan and lease charge-offs to end of period loans ........                0.29%                       0.41%
  Allowance for possible credit losses to average loans ........                1.25%                       1.17%
  Allowance for possible credit losses to end of period loans ..                1.12%                       1.05%
  Net loan charge-offs to allowance for possible credit losses .               25.53%                      39.31%

------------------------
(1)  All loan amounts are net of unearned discount.

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                                   As of                           As of
                                                             September 30, 2002               December 31,2001
                                                       -----------------------------    -----------------------------
                                                                    Percent of Loans                 Percent of Loans
                                                                     and Leases to                    and Leases to
                                                                     Net Loans and                    Net Loans and
                                                          Amount        Leases             Amount        Leases
                                                       -----------  ----------------    -----------  ----------------
                                                                              (dollars in thousands)
Balance of allowance for possible credit losses
 applicable to:
    Commercial ....................................     $      794          32.9%       $    485            35.8%
    Real estate ...................................            518          58.7%            827            59.5%
    Consumer and other (net) ......................             77           4.6%              1             1.6%
    Lease financing (net) .........................            121           3.8%             59             3.0%
Total allowance for possible credit losses ........     $    1,310            --             648              --
                                                       -----------  ----------------    -----------  ----------------
                                                        $    2,820         100.0%       $  2,020           100.0%
                                                       ===========  ================    ===========  ================

Investment Portfolio

Investment securities totaled $99,999,000 at September 30, 2002 compared with $63,030,000 at December 31, 2001, an increase of $36,969,000 or 58.6%. The increase was primarily due to the acquisition of The Express Bank investment portfolio.

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

The following table presents an analysis of deposits by type at the indicated dates:

                                                               September 30,          December 31,
                                                                   2002                   2001
                                                               -------------         -------------
                                                                    (dollars in thousands)
Noninterest-bearing deposits .............................     $      92,499         $      67,213
    Interest-bearing deposits ............................           182,475               103,399
CDs in amounts of $100,000 or more .......................            73,260                45,796
                                                               -------------         -------------

    Total deposits .......................................     $     348,234         $     216,408
                                                               =============         =============

The Company's total deposits increased from $216,408,000 as of December 31, 2001 to $348,234,000 as of September 30, 2002, which represented an increase of $131,826,000 or 60.9%. Non-interest-bearing deposits constituted 26.6% and 31.1% of total deposits at September 30, 2002 and December 31, 2001, respectively. No one person or small group of persons accounts for a material portion of the Company's deposits.

The amount of deposits in certificates of deposit ("CDs") including IRAs and public funds in amounts of $100,000 or more decreased from 21.2% of deposits as of December 31, 2001 to 21.0% of deposits as of September 30, 2002.

Interest expense on CDs in amounts of $100,000 or more was $1,876,000 and $2,388,000 for the nine months ended September 30, 2002 and 2001, respectively. Notwithstanding an increase in the volume of CDs in amounts of $100,000 or more, interest expense decreased due to lower interest rates paid on such deposits in 2002. The lower cost of such funds relative to other deposits has had a positive impact on the Company's net interest margin. Interest expense on CDs in amounts of $100,000 or more was $3,030,000 for the year ended December 31, 2001.

Certificates of deposit outstanding in amounts of $100,000 or more by the amount of time remaining until maturity as of September 30, 2002 are summarized below:

                                              September 30, 2002
      Remaining maturity                    ----------------------
      ------------------                    (dollars in thousands)
  3 months or less ......................     $        19,135
  Over 3 through 6 months ...............              12,890
  Over 6 through 12 months ..............              20,131
  Over 12 months ........................              21,104
                                              ---------------
                    Total ...............     $        73,260
                                              ===============

Other Borrowings

Other borrowings consist of federal funds purchased and Federal Home Loan Bank borrowings. At September 30, 2002, FHLB borrowings were $21,670,000 compared to $37,297,000 at December 31, 2001. At September 30, 2002, the Company had no federal funds purchased compared with $3,700,000 at year end 2001. The Company's borrowings were reduced by growth in deposits and with funds generated from the sale of investment securities.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $3,000,000 overnight line of credit with TIB-The Independent BankersBank, Dallas, Texas, a $4,000,000 overnight line of credit with Southwest Bank of Texas, Houston, Texas and a borrowing line of credit with the Federal Home Loan Bank of Dallas.

Capital Resources

Total stockholders' equity was $32,779,000 at September 30, 2002 compared with $19,512,000 at December 31, 2001, an increase of $13,267,000 or 68.0%. The increase was primarily due to the Company's earnings, increased market value in the "available for sale" investment portfolio and sales of common and preferred stock totaling $10,358,000.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve"), First Community Bank, N.A. is subject to capital adequacy requirements imposed by the Office of the Comptroller of the Currency ("OCC") and The Express Bank is subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation ("FDIC"). The Federal Reserve, OCC and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy, respectively. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, the OCC and the FDIC have promulgated regulations setting the levels at which insured institutions such as First Community Bank, N.A. and The Express Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

The following table provides a comparison of the Company's and each of the banks' leverage and risk-weighted capital ratios at September 30, 2002 to the minimum and well-capitalized regulatory standards:

                                              Minimum Required        To be Well Capitalized             Actual
                                                 for Capital         under Prompt Corrective            Ratio at
                                              Adequacy Purposes          Action Provisions         September 30, 2002
                                              -----------------      ------------------------      ------------------
The Company
     Leverage ratio                                 4.00%(1)                   N/A                       8.35%
     Tier 1 risk-based capital ratio                4.00                       N/A                      11.61
     Total risk-based capital ratio                 8.00                       N/A                      12.63

First Community Bank, N.A.
     Leverage ratio                                 4.00%(2)                  5.00%                      8.07%
     Tier 1 risk-based capital ratio                4.00                      6.00                      10.46
     Total risk-based capital ratio                 8.00                     10.00                      11.48

The Express Bank
     Leverage ratio                                 4.00%(3)                  5.00%                      8.74%
     Tier 1 risk-based capital ratio                4.00                      6.00                      15.30
     Total risk-based capital ratio                 8.00                     10.00                      16.30

-----------------
(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require First Community Bank, N.A. to maintain a leverage ratio above the required minimum.
(3) The FDIC may require the The Express Bank to maintain a leverage ratio above the required minimum.

ITEM 3.  Controls and Procedures

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls. Subsequent to the date of the most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the three month period ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST COMMUNITY CAPITAL CORPORATION
                                               (Registrant)



Date: November 14, 2002      /s/ Nigel J. Harrison
                             ---------------------------------------------------
                             Nigel J. Harrison
                             President and Chief Executive Officer



Date: November 14, 2002      /s/ Barry M. Blocker
                             ---------------------------------------------------
                             Barry M. Blocker
                             Senior Vice President and Chief Financial Officer

                                 Certifications

I, Nigel J. Harrison, President and Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of First Community Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Nigel J. Harrison
----------------------------------------------
Nigel J. Harrison
President and Chief Executive Officer

I, Barry M. Blocker, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of First Community Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Barry M. Blocker
------------------------------------
Barry M. Blocker
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                         Description
-------                        -----------

  99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.,
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.,
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.