Form 10KSB
period 2002-12-31
FIRST COMMUNITY CAPITAL CORP
filed 2003-04-04
CIK 1138677

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB

_________________

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-32609

FIRST COMMUNITY CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	76-0676739
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
14200 Gulf Freeway Houston, Texas 77034 (Address of principal executive offices including zip code) (281) 996-1000 (Issuer’s telephone number, including area code) _________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

Issuer ’s revenues for the fiscal year ended December 31, 2002: $25,545,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2003 computed by reference to the price at which the common equity was last sold in a private transaction, of $13.50 per share, was $30,227,688.

As of March 28, 2003, the number of outstanding shares of Common Stock was 2,847,121.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, are incorporated by reference into Part III, Items 9-12 of this Form 10-KSB.

Transitional Small Business Disclosure Format

(Check One) Yes __ No X Part I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Annual Report on Form 10-KSB of First Community Capital Corporation (the “Company”) that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

o	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

o	changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

o	changes in local economic and business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of the Company’s borrowers to repay their loans according to their terms or a change in the value of the related collateral;

o	increased competition for deposits and loans adversely affecting rates and terms;

o	the timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

o	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

o	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

o	changes in the availability of funds resulting in increased costs or reduced liquidity;

o	increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

o	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

o	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

o	changes in statutes and government regulations or their interpretations applicable to the Banks and the Company’s present and future subsidiaries, including changes in tax requirements and tax rates.

The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Item 1. Business

General

The Company is a Texas corporation, which was formed in 2001 to serve as a bank holding company for First Community Bank, N.A. In May 2002, the company purchased The Express Bank. The Company owns First

Community Bank, N.A.  (the "Bank") and The Express Bank  (together with First Community Bank, the “Banks”) through its wholly owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc.  (the “Delaware Company”). The Company, through the Banks, provides a full range of financial services to small to medium-sized businesses and individuals in the greater Houston metropolitan area. The Company has grown through a combination of internal growth and the opening of de novo branches and currently operates from its headquarters in Houston, Texas and 12 full-service banking locations in and around the metropolitan Houston, Texas area. At December 31, 2002, the Company had total assets of $421.3 million, total loans and leases of $260.7 million, total deposits of $338.3 million and total shareholders’equity of $32.3 million. The Company’s main office is located at 14200 Gulf Freeway, Houston, Texas 77034, and its telephone number at that location is (281) 996-1000.

Bank Activities

The Company conducts substantially all of its activities through and derives substantially all of its income from its indirect wholly owned subsidiaries, the Banks. First Community Bank, N.A. is a commercial bank, which was chartered as a national banking association and opened for business in August 1995. The Express Bank is a commercial bank, which was chartered as a state banking association and opened for business in August 1986. The Company offers a diversified range of commercial banking services for business, industry, public and governmental organizations and individuals located principally in Southeast Houston and the Harris, Brazoria and Galveston County, Texas areas.

Services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services, and the making of commercial, interim construction, consumer, real estate, industrial and SBA loans and lease financing. When the borrowing needs of a customer exceed applicable lending limits, the Company will participate with other banks in making the loan. Similarly, other services are provided for customers through correspondent and other relationships with other financial institutions. Non-deposit product services such as insurance and retirement plans are provided through First Community Bank’s subsidiary, First Community Advisors, Inc.

The Company is an independent, responsive and locally owned community banking organization that focuses on serving the banking needs of locally owned small to mid-sized businesses and individuals within the Southeast Houston and surrounding market. The Company places substantial emphasis on “relationship banking” (i.e., assisting with all banking needs of a customer and seeking to maintain a personal relationship with that customer) in marketing products and serving the banking needs of the customer. Each location is staffed, to the extent feasible, with officers and other personnel who have direct experience in the market area served by the particular banking office facility. The Company’s officers and employees are also often involved in community charitable and civic events in the areas they serve. Forging relationships through the interaction of an experienced and dedicated group of officers, directors and employees within the communities has been an important factor in the Company’s growth and performance.

Acquisition of The Express Bank

On January 8, 2002, the Company entered into a Stock Purchase Agreement (“Agreement”) with the shareholders of The Express Bank located in Alvin, Texas pursuant to which the Company acquired all the outstanding shares of The Express Bank for an aggregate cash price of $15,000,000. The acquisition was completed on May 10, 2002.

The Express Bank, a Texas banking association, was chartered in 1986 and had grown to approximately $91.2 million in assets and $38.0 million in loans at December 31, 2002. The Express Bank’s locations included a main office in Alvin, Texas and a branch in Danbury, Texas. The Company has operated The Express Bank as a separate subsidiary of the Company. On February 20, 2003, a data processing conversion was completed simultaneously with the purchase of substantially all the assets and assumption of liabilities of The Express Bank by First Community Bank. Consequently, The Express Bank has minimal capital and assets. The Company expects that The Express Bank will merge with and into Chinatrust Bank (U.S.A.), a California bank, in April 2003 in a transaction designed to transfer ownership of The Express Bank's charter to Chinatrust Bank for a purchase premium.

Competition

The banking business is highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area. The Company experiences competition in both lending and attracting funds from other banks and non-bank financial institutions located in its market area.

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

In addition, recent developments in technology and mass marketing have permitted larger companies to market loans and other products and services more aggressively to the Company’s small business customers. Such advantages may enable competitors of the Company to realize greater economies of scale and operating efficiencies than the Company can. Further, some of the nonbank competitors are not subject to the same extensive regulations that govern the Company. Various legislative acts in recent years have led to increased competition among financial institutions and competition from both financial and nonfinancial institutions is expected to continue.

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

Employees

The Company primarily conducts its operations through its two subsidiary banks, the Banks. The Company does not have any paid employees. As of December 31, 2002, the Banks employed 136 full-time equivalent employees, 7 of whom were executive officers. The Banks provide medical insurance and other benefits to their full-time employees. The employees are not represented by any collective bargaining group. Management believes that the Company’s relationship with employees is excellent.

Supervision and Regulation

The business of the Company and the Banks is subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations. The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and the Banks are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision, regulation and examination by the Federal Reserve. The BHC Act and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

The Gramm-Leach-Bliley Act, effective March 11, 2000, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of its consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital.

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institutions holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5.0% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. The statute and regulations set forth standards and certain presumptions concerning acquisition of control.

In addition, any entity is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a controlling influence over the Company.

First Community Bank, N.A.

As a national bank, the First Community Bank, N.A. is principally supervised, examined and regulated by the Office of the Comptroller of the Currency (“OCC”). Because the Bank is also a member of the Federal Reserve System and because its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), it is also subject to regulation pursuant to the Federal Reserve Act and the Federal Deposit Insurance Act. The aspects of its business which are regulated under federal law include security requirements, reserve requirements, investments, transactions with affiliates, amounts it may lend to a single customer, business activities in which it may engage and minimum capital requirements. It is also subject to applicable provisions of state law insofar as they do not conflict with and are not preempted by federal law, including laws relating to usury, various consumer and commercial loans and the operation of branch offices.

Financial Modernization. The Gramm-Leach-Bliley Act, which eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, permits banks meeting certain criteria to engage in activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.

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

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company and any of its future nonbanking subsidiaries, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by any of the Company’s securities or obligations or the securities or obligations of any of the Company’s nonbanking subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other, nonaffiliated persons.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Because the Company is a legal entity separate and distinct from its subsidiaries, the Company’s right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

Examinations.   The OCC regularly examines and evaluates national banks. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular exams, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC may exercise cease and desist or other supervisory powers over a national bank if its actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the Board of Directors of the Bank or the employment of any individual as a senior executive officer of the Bank, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the OCC if the Bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the OCC determines that such prior notice is appropriate for the Bank. The OCC then has the opportunity to disapprove any such appointment.

Capital Adequacy Requirements. The OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC’s regulations require national banks to have and maintain a “Tier 1 risk-based capital” ratio of at least 4.0% and a “total risk-based capital” ratio of at least 8.0% of total risk-adjusted assets. Total risk-based capital represents the sum of Tier 1 capital and Tier 2 capital, as those terms are defined in the regulations.

The OCC also requires national banks to meet a minimum “leverage ratio” of Tier 1 capital to total assets of not less than 3.0% for a bank that is not anticipating or experiencing significant growth and is highly rated (i.e., has a composite rating of 1 on a scale of 1 to 5). Banks that the OCC determines are anticipating or experiencing significant growth or that are not highly rated must meet a minimum leverage ratio of 4.0%.

The OCC may establish minimum capital ratios above those set forth in the preceding paragraphs if deemed appropriate by the OCC, in its discretion, in light of the circumstances of a particular bank.

Corrective Measures for Capital Deficiencies. The prompt corrective action regulations, which were promulgated to implement certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), also effectively impose capital requirements on national banks, by subjecting banks with less capital to increasingly stringent supervisory actions. For purposes of the prompt corrective action regulations, a bank is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0%; or a leverage ratio of less than 4.0% (or less than 3.0% if the bank has received a composite rating of 1 in its most recent examination report and is not experiencing significant growth). A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a “well capitalized” bank. A bank is “well capitalized” if it has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written requirement to meet and maintain any higher capital level(s).

Under the provisions of FDICIA and the prompt corrective action regulations, for example, an “undercapitalized” bank is subject to a limit on the interest it may pay on deposits. Also, an undercapitalized bank cannot make any capital distribution, including paying a dividend (with some exceptions), or pay any management fee (other than compensation to an individual in his or her capacity as an officer or employee of the bank). Such a bank also must submit a capital restoration plan to the OCC for approval, restrict total asset growth and obtain regulatory approval prior to making any acquisition, opening any new branch office or engaging in any new line of business. An undercapitalized bank may also be subject to other, discretionary, regulatory actions. Additional mandatory and discretionary regulatory actions apply to “significantly undercapitalized” and “critically undercapitalized” banks. Failure of a bank to maintain the required capital could result in such bank being declared insolvent and closed.

Deposit Insurance Assessments. The deposits held by the Bank are insured by the FDIC through the Bank Insurance Fund (“BIF”) to the extent provided by law and the Bank must pay assessments to the FDIC for such deposit insurance protection. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments of higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on the Bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect the Bank’s earnings. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

Federal law aimed at recapitalizing the Savings Association Insurance Fund (“SAIF”) requires, among other things, that banks insured under the BIF pay a portion of the interest due on bonds that were issued to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the BIF rate is $0.0168 per $100 of deposits for the first quarter of 2003 and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions.

Bank Holding Company Regulation. Under the BHC Act and regulations promulgated thereunder by the Federal Reserve, no company may acquire control of a bank without prior approval of the Federal Reserve. The ownership, control or power to vote 25.0% or more of any class of voting securities is presumed to be a controlling interest under the BHC Act and, depending on the circumstances, control may exist below this level. Any company acquiring such control would become a bank holding company under such act and would be subject to restrictions on its operations as well as registration, examination and regulation by the Federal Reserve.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The CRA and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

The USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Express Bank

The Express Bank is a Texas-chartered banking association whose deposits are insured by the Bank Insurance Fund of the FDIC.  The Express Bank is not a member of the Federal Reserve System; therefore, it is subject to supervision, regulation and examination by the FDIC and the Texas Department of Banking. Such supervision and regulation is substantially similar to that imposed by the OCC with respect to First Community Bank. As a result of the purchase and assumption transaction in February 2003, The Express Bank has minimal capital and assets. The Company expects that The Express Bank will merge into Chinatrust Bank (U.S.A.) in April 2003.

Instability of Regulatory Structure

Various legislation, such as the Gramm-Leach-Bliley Act, which expanded the powers of banking institutions and their holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and its banking subsidiaries operate in substantial and unpredictable ways. The Company cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve, FDIC and OCC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution, which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, appoint conservators and receivers and publicly disclose such actions. FDICIA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Item 2. Properties

The Company currently conducts business operations at its main office and twelve branch office locations in and around the greater Houston metropolitan area. A description of each of the properties, whether owned or leased, is presented below:

		Deposits
Location	Description	December 31, 2002
		(Dollars in thousands)
Houston (Main Office) 14200 Gulf Freeway Houston, Texas 77034	Two-story building leased by the Bank; approximately 31,000 square feet on 3 acres of land; Bank currently utilizes 24,000 square feet with the balance leased to tenants; attached four-lane motor bank.	$45,286
Pasadena 910 Fairmont Parkway Pasadena, Texas 77504	One-story building owned by the Bank; approximately 5,925 square feet on 2.5 acres of land; attached five-lane motor bank.	$62,830
Pearland 1000 East Broadway Pearland, Texas 77581	One-story building owned by the Bank; approximately 4,500 square feet on 1.5 acres of land; attached five-lane motor bank.	$46,239
Friendswood 830 South Friendswood Dr. Friendswood, Texas 77546	One-story building owned by the Bank; approximately 4,500 square feet on 0.26 acres of land; Bank currently utilizes 3,000 square feet with the balance leased to a tenant; attached four-lane motor bank.	$26,652
West Pearland 6302 Broadway, Suite 100 Pearland, Texas 77584	Approximately 4,000 square foot lease in two-story office building; attached three-lane motor bank.	$21,381
League City 710 East Main League City, Texas 77573	One-story office building owned by the bank; approximately 3,200 square feet on 0.5 acres of land; attached four-lane motor bank.	$10,794
Alvin 102 W. Sealy Alvin, Texas 77511	Approximately 4,200 square foot lease in two-story office building; located in the old town site of Alvin; no motor bank facility.	$12,268
-10-

		Deposits
Location	Description	December 31, 2002
		(Dollars in thousands)
Clear Lake City 1150 Clear Lake City Blvd. Houston, Texas 77062	Approximately 4,022 square foot lease in two-story building; attached three-lane motor bank.	$32,177
Nasa Road 1 1400 Nasa Road 1 Nassau Bay, Texas 77058	Approximately 3,500 square foot lease in one-story retail center with detached two-lane motor bank.	$6,688
Alvin Drive In 2625 South Loop 35 Alvin, Texas 77511	One-story free standing building owned by bank; approximately 1,024 square feet with attached three-lane motor bank	$669
The Express Bank(1) 2900 S. Gordon Alvin, Texas 77511	One-story office building owned by the bank; approximately 7,450 square feet on 1.22 acres of land; attached five-lane motor bank.	$64,489
The Express Bank--Danbury(1) 6015 5th Street Danbury, Texas 77534	One-story office building owned by the bank; approximately 5,700 square feet on 2.06 acres of land; attached three-lane motor bank.	$8,794
Silver Lake(2) 9821 Broadway Pearland, Texas 77584	Approximately 3,300 square foot lease in one-story retail center with detached two-lane motor bank.	--
_________________________________
(1) The Express Bank locations became branches of First Community Bank in February 2003.
(2) The Silver Lake branch office is scheduled to open for business in April 2003.

Item 3. Legal Proceedings

The Company and the Banks from time to time are involved in routine litigation, which has arisen in the normal course of business. Management does not believe that there are any pending or threatened proceedings against the Company or the Banks, which, upon resolution, would have a material adverse effect on the financial condition, results of operations or cash flows of the Company, or the Banks.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s Common Stock is privately held and there is no established trading market for the Common Stock. Trades in shares of Common Stock are often privately negotiated between the buyer and the seller and management of the Company may not know the prices at which some or all of such transactions took place. During the two year period ended December 31, 2002, and adjusted to give effect to the two-for-one stock exchange ratio used in the holding company formation in March 2001, management is aware of trades in the Common Stock at prices ranging from $10.00 to $13.50 per share. In addition to such privately negotiated transactions, in connection with the purchase of the stock of The Express Bank, the Company commenced a private offering of common and preferred stock solely to accredited investors on March 26, 2002. The proceeds of the offering were applied in part to the purchase of the outstanding shares of The Express Bank and in part to general corporate purposes. The offering closed on May 31, 2002. In that private offering 424,650 shares of Common Stock were sold at $11.50 per share and 384,999 shares of Preferred Stock were sold at $13.00 per share.

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. The Company has occasionally paid a dividend on the Common Stock. The most recent dividend was $0.10 per share paid in December 2002. The Company cannot predict if or when it will pay dividends on the Common Stock in the future. The payment of dividends on shares of Common Stock may be subject to the prior rights of holders of any outstanding shares of Preferred Stock of the Company. The holders of the Company’s Series A Mandatory Convertible Preferred Stock are entitled to receive non-cumulative dividends out of funds legally available therefore, if, as and when properly declared by the Board of Directors, payable semi-annually, equal to 7% per annum of the liquidation price ($13.00 per share), although the Company is not required to declare and pay such dividends.

For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Banks with respect to their respective capital stock. There are certain restrictions on the payment of these dividends imposed by federal and state banking laws, regulations and authorities. Further, the dividend policy of the Banks is subject to the discretion of their respective board of directors and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions.

In the future, the declaration and payment of dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2002, an aggregate of approximately $4.0 million was available for the payment of dividends by the Banks to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding. The following table provides information as of December 31, 2002 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	307,660	$9.05	76,000
Equity compensation plans not approved by security holders	--	--	--
Total	307,660	$9.05	76,000

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which analyzes the major elements of the consolidated balance sheets and statements of earnings of the Company, should be read in conjunction with the Company’s consolidated financial statements and notes thereto and other detailed information included elsewhere in this document.

The financial position and results of operations as of and for the years ended December 31, 2002 and 2001 represent the Company and the First Community Bank, N.A. on a consolidated basis and include the Company and the Delaware Company as bank holding companies for the Bank. Additionally, the financial position at December 31, 2002 and results of operation for the period from May 10, 2002 through December 31, 2002 include The Express Bank.

The financial position and results of operations as of and for the year ended December 31, 2000 represent only First Community Bank, N.A. All prior year amounts have been adjusted to give effect to the 2 for 1 stock exchange ratio used in the holding company formation.

For the Years Ended December 31, 2002, 2001 and 2000

Overview

Net income was $2,234,000, $1,226,000 and $643,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and diluted earnings per share were $0.73, $0.52 and $0.29, respectively, for these same periods. The Company posted returns on average assets of 0.62%, 0.49% and 0.34% and returns on average equity of 8.2%, 6.5% and 4.2% for the years ended December 31, 2001, 2001 and 2000, respectively.

Total assets at December 31, 2002, 2001 and 2000 were $421,361,000, $287,565,000 and $216,249,000, respectively. Total deposits were $338,267,000, $216,408,000 and $199,570,000 at December 31, 2002, 2001 and 2000, respectively. The increase in total assets and deposits for each period was primarily due to additional locations. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, were $257,738,000 at December 31, 2002, an increase of $66,485,000 or 34.8% from $191,253,000 at December 31, 2001. Included in the increase in 2002 was $38,008,000 acquired from The Express Bank. Total loans, net of unearned discount and fees and allowance for possible credit losses, increased $38,098,000 or 24.9% in 2001 from $153,155,000 at December 31, 2000. Shareholders’ equity was $32,332,000, $19,512,000 and $18,071,000 at December 31, 2002, 2001 and 2000, respectively.

Due to further deterioration of certain loans since December 31, 2002, the Company charged off approximately $430,000 in loans and leases to the allowance for possible credit losses in March 2003. Specific reserve allocations for the six loans and leases charged off totaled approximately $66,000 at December 31, 2002.

Critical Accounting Policies

The Company's accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note A to the consolidated financial statements. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Possible Credit Losses - The allowance for possible credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for possible credit losses which it believes is adequate for estimated losses in the Company's loan and lease portfolio. Based on an evaluation of the loan and lease portfolio, management presents a quarterly review of the allowance for possible credit losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company's commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company's loan and lease portfolio, current economic changes that may affect the borrower's ability to pay and the value of collateral, the evaluation of the Company's loan and lease portfolio through its internal loan review process and other relevant factors. Charge-offs occur when loans are deemed to be uncollectible.

Results of Operations

Earnings

For the year ended December 31, 2002, the Company earned $2,234,000 or $0.73 per diluted share, compared with $1,226,000 for the year ended December 31, 2001 or $0.52 per diluted share. This increase in earnings is partially the result of deposit growth and The Express Bank acquisition. These deposits were primarily invested in growth of the loan and lease portfolio, which increased interest income. Additionally, deposit fee income was up significantly in 2002 due to the increase in the number of deposit accounts.

For the year ended December 31, 2001, the Company earned $1,226,000, or $0.52 per diluted share, compared with $643,000 for the year ended December 31, 2000 or $0.29 per diluted share. This increase in earnings is partially the result of deposit growth resulting from growth of new locations. These deposits were primarily invested in growth of the loan and lease portfolio, which increased interest income. Also contributing to increased earnings was $698,000 from gains on the sale of investment securities in 2001 compared with $55,000 in 2000.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans and leases, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, in an attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. Approximately 27% of the Company’s deposits consists of non-interest bearing deposits and approximately 24% are in low cost savings deposits, as compared to higher cost certificates of deposit. These lower cost deposits have contributed to both a lower cost of funds and the Company’s ability to maintain a strong net interest margin in the low interest rate environment of the last two years. This has allowed the Bank to perform comparably with its peers in cost of funds and net interest margin in 2002 versus 2001. See “ — Interest Rate Sensitivity Management” and “ — Deposit and Liability Management”.

2002 versus 2001. Net interest income increased to $15,175,000 in 2002 from $10,840,000 in 2001, a $4,335,000 or 40.0% increase, primarily due to The Express Bank acquisition, continued loan growth and attention to pricing and interest rate management. The Banks were successful in maintaining a stable net interest margin of 4.8% and 4.9% and net interest spreads of 4.2% and 3.7% for 2002 and 2001, respectively. In 2002, the Federal Reserve decreased interest rates by 50 basis points, which reduced both interest income and interest expense. The decrease in interest income was more than offset by the decrease in interest expense resulting in an increase in net interest income. Growth primarily in loans, investment securities and deposits increased net interest income. The ratio of non- interest bearing deposits to total deposits was approximately 27.4% during 2002, which helped to maintain the stability of the net interest margin.

2001 versus 2000. Net interest income increased to $10,840,000 in 2001 from $8,638,000 in 2000, a $2,202,000 or 25.5% increase, primarily due to continued loan growth, attention to pricing and interest rate management. During 2001 there were eleven interest rate cuts totaling 475 basis points. Due to floating interest rate deposit and loan products, the Bank was successful in reacting to those rate cuts and maintained a stable net interest margin of 4.9% and 5.0% and net interest spreads of 3.7% and 3.7% for 2001 and 2000, respectively. The decrease in interest income was largely offset by the decrease in interest expense. The overall change in net interest income, however, resulted in a net increase of approximately $2,202,000 due to growth primarily in loans and deposits. The ratio of non-interest bearing deposits to total deposits was approximately 31.0% for the duration of 2001, which provided stability to the net interest margin.

The following table presents for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earnings assets for the same periods. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2002			2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets Interest-earning assets:
Loans and Leases	$230,544	$18,067	7.84%	$172,601	$15,661	9.07%	$138,967	$13,777	9.91%
Taxable securities	55,769	2,469	4.43	38,959	2,361	6.06	21,475	1,395	6.50
Tax-exempt securities	14,631	714	4.88	5,355	255	4.76	636	29	4.56
Federal funds sold and other temporary investments	15,957	372	2.33	2,333	109	4.67	10,012	630	6.29
Total interest-earning assets	316,901	21,622	6.82	219,248	18,386	8.38	171,090	15,831	9.25
Less: allowance for possible credit losses	(2,529)			(1,591)			(905)
Total interest-earning assets, net of allowance for possible credit losses	314,372			217,657			170,185
Non-interest-earning assets	43,887			34,250			18,258
Total assets	$358,259			$251,907			$188,443
Liabilities and stockholders'equity Interest-bearing liabilities: Interest-bearing demand deposits	$ 23,036	$ 221	0.96%	$ 3,288	$ 41	1.25%	$ 2,785	$ 36	1.29%
Savings and money market accounts	83,252	1,440	1.73	58,338	1,959	3.36	48,418	2,280	4.71
Time deposits	108,311	4,098	3.78	85,285	5,104	5.98	79,007	4,872	6.17
Federal funds purchased	1,640	20	1.22	433	15	3.46
Other borrowings	26,556	668	2.52	12,660	427	3.37	133	5	3.76
Total interest-bearing liabilities	242,795	6,447	2.66	160,004	7,546	4.72	130,343	7,193	5.52
Non-interest-bearing liabilities: Non-interest-bearing demand deposits	76,940			57,107			42,511
Other liabilities	1,350			11,731			194
Total liabilities	321,085			223,116			163,048
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	10,000			4,274			--
Stockholders' equity	27,174			18,791			15,395
Total liabilities and stockholders' equity	$358,259			$251,907			$188,443
Net interest income		$ 15,175			$ 10,840			$ 8,638
Net interest spread			4.16%			3.66%			3.73%
Net interest margin(1)			4.79%			4.94%			5.05%
(1)The net interest margin is equal to net interest income divided by average interest-earning assets.

The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of these tables, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	Year Ended December 31, 2002 Compared with 2001			Year Ended December 31, 2001 Compared with 2000
	Increase (Decrease) due to			Increase (Decrease) due to
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including fees	$ 4,541	$ (2,135)	$ 2,406	$ 3,052	$ (1,168)	$ 1,884
Investment securities	1,197	(630)	567	1,286	(94)	1,192
Federal funds sold and other
investments	318	(55)	263	(483)	(38)	(521)
Increase(decrease) in interest
income	6,056	(2,820)	3,236	3,855	(1,300)	2,555
Interest-bearing liabilities:
Deposits other than time	698	(1,037)	(339)	344	(660)	(316)
Time, $100,000 and over	474	(1,049)	(575)	500	(54)	446
Time under $100,000	484	(915)	(431)	(117)	(97)	(214)
Other borrowings	369	(123)	246	438	(1)	437
Increase (decrease) in interest
expense	2,025	(3,124)	(1,099)	1,165	(812)	353
Increase (decrease) in net
interest income	$ 4,031	$ 304	$ 4,335	$ 2,690	$ (488)	$ 2,202

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company’s allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under “ — Allowance for Possible Credit Losses.” The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

The provision for possible credit losses for the year ended December 31, 2002 was $1,570,000 compared with $1,600,000 for the year ended December 31, 2001 and $1,121,000 for the year ended December 31, 2000. The provisions in 2002, 2001 and 2000 were made by the Company in response to the volume of loans, the amount of perceived risk and the amount of nonperforming assets in its loan and lease portfolios. At December 31, 2002, the ratio of nonperforming assets to total loans, leases and other real estate was 1.4% compared with 2.6% at December 31, 2001. The amount of the provision in 2002 was down slightly from 2001 due to the reduction in nonperforming assets and management's evaluation of the adequacy of the loan loss reserve.

Non-Interest Income

The Company’s primary source of non-interest income is service charges on deposit accounts. The remaining non-interest income sources include wire transfer fees, collection and cashier’s check fees, safe deposit box rentals, credit card income, rental income and credit life sales income. Also included in this category are net gains or losses realized on the sale of investment securities.

The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Service charges on deposit accounts	$ 2,773	$ 2,050	$ 1,380
Other non-interest income	434	363	166
Gain on sales of securities	716	698	55
Total non-interest income	$ 3,923	$ 3,111	$ 1,601

For the year ended December 31, 2002, the Company earned $2,773,000 in income from service charges, an increase of $723,000 or 35.3% compared with the year ended December 31, 2001. Total non-interest income increased in this period by 26.1% compared with the same period in 2001. The increase is mainly attributable to The Express Bank acquisition and growth in the number of deposit accounts.

For the year ended December 31, 2001, the Company earned $2,050,000 in income from service charges, an increase of $670,000 or 48.5% compared with the year ended December 31, 2000. The increase is mainly attributable to the introduction of a new overdraft privilege product. Total non-interest income increased in this period by 94.3% compared with the same period in 2000, primarily due to the increase in service charges and gains on the sale of investment securities.

In 2001, the Company earned $698,000 from gains on the sale of investment securities as compared to $55,000 in 2000. The Company sold such securities in order to reduce the amount of callable bonds owned by the Company as a result of the 475 basis point drop in interest rates.

Non-Interest Expense

The major component of non-interest expense is employee compensation and benefits. The Company’s non-interest expense also includes expenses, which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising and supplies. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each market area. The initial branch expansion expense reduces earnings until branch growth is sufficient to cover those expenses.

For the years ended December 31, 2002, 2001 and 2000, non-interest expense totaled $14,641,000 $10,955,000 and $8,155,000, respectively. The $3,686,000 or 33.6% increase in 2002 was primarily the result of increased expenses in connection with The Express Bank acquisition and subsequent integration of the bank.

The increase in total non-interest expense for 2001 compared with 2000 of $2,800,000 or 34.3% was primarily the result of increased staffing and operating expenses. In addition, during 2001 net occupancy and equipment expense increased from $1,237,000 to $1,762,000, an increase of $525,000 or 42.4% primarily due to the completion and startup of an 18,000 square foot expansion facility to consolidate all back office and administration functions. All communications including telephones, computer hardware and software were also centralized for efficient operations. Office expenses increased $52,000 or 24% due to the addition of new branch locations. The Company’s efficiency ratios, calculated by dividing total non-interest expenses (excluding intangibles amortization) by net interest income plus non-interest income, excluding securities gains and losses, were 80.0% in 2002, 83.0% in 2001 and 80.0% in 2000.

The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Employee compensation and benefits	$6,540	$5,153	$4,063
Non-staff expenses:
Occupancy expense and equipment	2,073	1,762	1,237
Professional and outside service fees	2,076	1,460	1,257
Office expenses	928	800	600
Minority interest expense, trust preferred
securities	807	410	--
Other	2,217	1,370	998
Total non-staff expenses	8,101	5,802	4,092
Total non-interest expense	$14,641	$10,955	$8,155

Employee compensation and benefits expense for the year ended December 31, 2002 was $6,540,000, an increase of $1,387,000 or 27% over $5,153,000 for the same period in 2001. The increase was primarily due to the addition of employees to handle growth, the addition of employees in The Express Bank acquisition and salary increases. Employee compensation and benefits in 2001 increased by $1,090,000 or 26.8% from $4,063,000 for the year ended December 31, 2000 to $5,153,000. The increase was primarily due to growth in the number of employees. The number of full-time equivalent employees was 158 at December 31, 2002 compared with 121 at December 31, 2001, an increase of 30.6%.

In 2002 and 2001, the Company paid $807,000 and $410,133, respectively in minority interest expense to its subsidiary trusts. In 2001, the Company formed two wholly-owned Delaware statutory business trusts to issue interest-bearing capital securities into outside investment pools with other financial institutions in order to create additional capital for the Company. First Community Capital Trust I was formed in March 2001 and First Community Capital Trust II was formed in November 2001. The increase in minority interest expense in 2002 compared with 2001 reflects the full-year effect of interest payments with respect to First Community Capital Trust II. The capital securities are a hybrid type of instrument that are partially included as Tier 1 capital for regulatory purposes on the Company’s balance sheet. At December 31, 2002, the Company had issued $10 million in aggregate principal amount of junior subordinated debentures to the trusts. The debentures have 30-year maturities and semi-annual interest payments.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense increased approximately $483,000 to $653,000 for the year ended December 31, 2002 compared with $170,000 for the year ended December 31, 2001 and $320,000 for the year ended December  31, 2000. The effective tax rates in 2002, 2001 and 2000 were 23.0%, 12.0% and 33.0%, respectively. The effective tax rate was lower in 2001 than prior years due to the purchase of additional tax exempt investment securities, including additional municipal bonds and the funding of tax-exempt loans.

Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. Total franchise tax expense was $18,000 in 2002, $14,000 in 2001 and $33,000 in 2000. Such expense was included as a part of other non-interest expense.

Financial Condition

Loan and Lease Portfolio

The loan and lease portfolio is the largest category of the Company’s earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around the Texas counties of Harris, Brazoria and Galveston. The Company’s primary strategy is to provide full service commercial banking with experienced loan officers and staff who focus on small to medium-sized businesses with loan requirements between $50,000 and $3,500,000. This strategy includes building strong relationships while providing comprehensive banking services including working capital, fixed asset, real estate, and personal loan needs, and lease financing. Additional loan services are also provided through third party providers such as long-term mortgages and factoring.

Total loans and leases increased by $67,482,000 or 35.0% to $260,755,000 at December 31, 2002 compared with $193,273,000 at December 31, 2001. Approximately $38,000,000 of the increase in loans was from The Express Bank acquisition and approximately $29,000,000 of the increase was due to internal growth. Total loans and leases increased by $38,904,000 or 25.0% to $193,273,000 at December 31, 2001 compared with $154,369,000 at December 31, 2000, primarily as a result of active business development efforts of the Company’s officers, directors and employees.

During 2001, the Company began providing lease financing, which at December 31, 2002 had a balance, net of unearned income, of $10,544,000. The majority of these leases are three to five year operating equipment leases made primarily to small businesses.

The following table summarizes the Company’s loan and lease portfolio by type of loan at the dates indicated:

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, financial and industrial	$84,529	32.4%	$69,230	35.8%	$61,989	40.2%	$49,611	40.6%	$30,937	45.0%
Construction/land development	19,472	7.5	24,685	12.8	17,257	11.2	17,513	14.3	9,087	13.2
Real Estate:
1-4 Family first lien	15,491	5.9	4,906	2.5	5,095	3.3	3,986	3.3	3,884	5.7
1-4 Family junior lien	7,324	2.8	3,832	2.0	1,438	0.9	1,190	0.9	409	0.5
Multi family residential	4,678	1.8	2,962	1.5	707	0.5	820	0.7	189	0.3
Non farm non residential	116,653	44.7	78,632	40.7	63,190	40.9	42,988	35.2	17,367	25.3
Installment (net)	2,627	1.0	3,828	2.0	5,617	3.6	7,180	5.9	7,893	11.5
Lease financing	12,782	4.9	7,123	3.7	--	--	--	--	--
Gross loans and leases	263,556	101.0	195,198	101.0	155,293	100.6	123,288	100.9	69,766	101.5
Less unearned discounts
and fees	2,801	(1.0)	1,925	(1.0)	924	(0.6)	1,041	(0.9)	1,054	(1.5)
Total loans and leases	$260,755	100.0%	$193,273	100.0%	$154,369	100.0%	$122,247	100.0%	$68,712	100.0%

The Company’s real estate loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to seven years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower and guarantors. As of December 31, 2002, the Company’s 1-4 family real estate loan portfolio was $15,491,000. Of this amount, $3,670,000 is repriceable in one year or less and an additional $7,748,000 is repriceable from one year to five years.

The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

        The Company’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtains the personal guaranty of the borrower. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

The Company makes consumer loans which are included in both the commercial, financial and industrial and the installment loan portfolios. The consumer loans include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and size of the loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Company rarely makes loans at its legal lending limit, which at December 31, 2002 amounted to approximately $4.9 million. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Individual loan authorities are limited to $125,000 with two executive officers able to approve loans up to $325,000. Loans up to $750,000 are approved by the three area loan committees which meet weekly. Loans above $750,000 are evaluated and acted upon by the Executive Committee which meets weekly and are reported to the board of directors. The Company’s strategy is to invest funds in loans that will insure positive benefits to shareholders while providing protection to depositors’ funds. Also, the Company’s intent is to serve the legitimate needs of the community and general market area while maximizing returns and minimizing risk. Granting loans on a sound and collectible basis requires that loans are made that follow conservative loan policies and underwriting practices including:

•	ensuring that primary and secondary sources of repayment are adequate,
•	obtaining adequate collateral as a tertiary source of repayment where needed,
•	ensuring that credit and collateral files are fully and properly documented,
•	thorough investigation of the character, creditworthiness and financial condition of potential and existing borrowers to ensure that loans can and will be repaid, and

-20-

•	diversification of the portfolio among types of borrowers and types of collateral to ensure that no concentrations exist that create an undue level of risk from adverse occurrences.

The Company’s loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The contractual maturity ranges of the loan and lease portfolio before unearned discounts and unearned loan and lease income, and the amount of such loans with predetermined and floating interest rates in each maturity range as of December 31, 2002, are summarized in the following table:

	December 31, 2002
	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Credits with a predetermined interest rate	$ 33,094	$106,567	$ 24,585	$164,246
Credits with a floating interest rate	87,391	10,153	1,766	99,310
Total	$120,485	$116,720	$ 26,351	$263,556

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

At December 31, 2002, 2001 and 2000, the Company had outstanding and unfunded standby letters of credit, which are primarily cash secured, totaling $228,000, $512,000 and $2,088,000, respectively, and unfunded loan commitments of $32,344,000, $24,668,000 and $25,341,000, respectively.

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

Nonperforming Assets

The accrual of interest on a loan is discontinued when, in the opinion of management (based upon such criteria as default in payment, asset deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans on nonaccrual status when such loans are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan.

Nonperforming assets were $3.8 million at December 31, 2002, a decrease of $1.4 million or 27.0% compared with a $5.1 million increase at December 31, 2001. This decrease was primarily due to the sale of a large tract of other real estate of $1.25 million during 2002. As of December 31, 2002, 34 loans in the amount of $2,887,000 were on nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

Placing a loan on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest which had been accrued in the current year but not yet collected on the loan. Secondly, it eliminates future interest earnings with respect to that particular loan from the Company’s revenues. Interest on such loans is not recognized until all of the principal is collected or until the loan is returned to a performing status.

Impaired loans, with the exception of groups of smaller balance homogeneous loans are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Banks will be unable to collect all amounts due, both interest and principal according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The Company may renegotiate the terms of a loan because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was one loan in such status at December 31, 2002 and 2001.

The Company obtains appraisals on loans secured by real estate, as required by applicable regulatory guidelines, and may update such appraisals for loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for possible credit losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell.

        The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans and leases	$ 2,887	$ 2,268	$ 1,762	$ 325	$ 287
Accruing loans past due 90 days or more	349	952	256	53	2
Restructured loans	12	15	17	105	132
Other real estate	520	1,927	--	119	--
Total nonperforming assets	$ 3,768	$ 5,162	$ 2,035	$ 602	$ 421
Nonperforming assets to total loans, leases
and other real estate	1.4%	2.6%	1.3%	0.5%	0.6%

With respect to nonaccrual loans, interest income actually earned and additional interest income that would have been earned under the original terms of the loans was $171,000 and $213,000 in 2002 and 2001, respectively.

Allowance for Possible Credit Losses

The allowance for possible credit losses is a reserve established through charges to earnings in the form of a provision for possible credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for possible credit losses to the Bank's board of directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as the Company’s historical loan and lease loss experience, the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and leases and related collateral security, the evaluation of the loan portfolio by the monthly external loan review conducted by Temple and Associates and other relevant factors. Charge-offs occur when loans are deemed to be uncollectible.

The allowance for possible credit losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan and lease portfolio in the normal course of business. The Company makes specific allowances for each loan based on its type and classification as discussed below. However, there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. The Company has established an unallocated portion of the allowance based on its evaluation of these risks, which management believes is prudent and consistent with regulatory requirements. Due to the uncertainty of risks in the loan and lease portfolio, management’s judgment of the amount of the allowance necessary to absorb credit losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the adequacy of the allowance.

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company contracts with Temple and Associates to perform a monthly loan review. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 2002, the Company had $4,959,000 of such loans compared with $3,845,000 at December 31, 2001, a 28.9% increase.

The internally classified loan list and certain other non-classified, non-criticized loans are maintained on the banks internal “watch list”. Along with the delinquency list, these loans are closely monitored to ensure appropriate steps are taken to ensure collection. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for possible credit losses. At December 31, 2002, the Company had $876,000 of such loans.

In originating loans, the Company establishes unallocated allowances recognizing that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in case of a collateralized loan, the quality of the collateral for such loan. In addition to these unallocated allowances, specific allowances are provided for impaired loans which are defined as individual loans whose ultimate collection of principal and interest are considered questionable by management after reviewing the current status of the loans and considering the net realizable value of the collateral and/or the present value of future cash flow.

Loans are charged-off against the allowance for possible credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2002, the allowance for possible credit losses amounted to $3,017,000 or 1.2% of total loans. The allowance for possible credit losses as a percentage of nonperforming loans was 92.9% at December 31, 2002.

The Company charged off a net of $1,073,000 in loans during the year ended December 31, 2002 (0.5% of average loans), an increase of $279,000 or 35.1% compared with net charge offs of $794,000 in loans during the year ended December 31, 2001 (0.5% of average loans). Recoveries with respect to charged off loans have been insignificant to date. As of December 31, 2001, the Company’s allowance for possible credit losses was $2,020,000 or approximately 1.1% of the loans outstanding at such date. This compares to the Company’s allowance for possible credit losses of $1,214,000 or 0.8% of the loans outstanding at December 31, 2000. Although additional losses may occur, management believes the allowance for possible credit losses is adequate to absorb probable losses inherent in the loan and lease portfolio at December 31, 2002.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Average loans and leases outstanding	$ 230,544	$ 172,601	$ 138,967	$ 96,572	$ 55,218
Gross loans and leases outstanding at end of
period	$ 260,755	$ 193,273	$ 154,369	$ 122,247	$ 68,712
Allowance for possible credit losses at end of
period	$ 2,020	$ 1,214	$ 803	$ 369	$ 188
Balance acquired from The Express Bank	500	--	--	--	--
Provision for credit losses	1,570	1,600	1,121	900	386
Charge-offs	(1,295)	(872)	(789)	(517)	(223)
Recoveries	222	78	79	51	18
Net loan and lease charge-offs	(1,073)	(794)	(710)	(466)	(205)
Allowance for possible credit losses at end of
period	$ 3,017	$ 2,020	$ 1,214	$ 803	$ 369
Ratio of allowance to average loans and leases	1.31%	1.17%	0.87%	0.83%	0.67%
Ratio of net charge-offs to average loans
and leases	0.47%	0.46%	0.51%	0.48%	0.37%
Ratio of net charge-offs to end of period
loans and leases	0.41%	0.41%	0.46%	0.38%	0.54%
Ratio of allowance to end of period
nonperforming loans and leases	92.86%	62.44%	59.66%	166.25%	87.65%

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information as the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans and leases.

	December 31,
	2002		2001		2000
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$ 645	32.1%	$ 485	35.5%	$ 446	40.0%
Real estate	524	62.1	827	58.9	360	56.5
Installment	2	1.0	1	3.6	1	3.5
Lease financing	162	4.8	59	2.0	--	--
Unallocated	1,684	--	648	--	407	--
Total allowance for possible credit losses	$ 3,017		$ 2,020		$ 1,214

-24-

	December 31,
	1999		1998
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$ 559	40.2%	$ 161	44.3%
Real estate	183	54.0	107	44.3
Installment	1	5.8	7	11.4
Unallocated	60	--	94	--
Total allowance for possible credit losses	$ 803		$ 369

(1)Total loans represent gross loans less unearned discounts and fees.

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

Maintaining an equilibrium between rate sensitive assets and liabilities will reduce some of the risk associated with adverse changes in market rates, but it will not guarantee a stable net interest spread because yields and rates may not change simultaneously and may change by different amounts. These changes in market spreads could materially affect the overall net interest spread even if assets and liabilities were perfectly matched. If more assets than liabilities reprice within a given period, an asset sensitive position or “positive gap” is created (rate sensitivity ratio is greater than 100%), which means asset rates respond more quickly when interest rates change. During a positive gap, a decline in market rates will have a negative impact on net interest income. Alternatively, where more liabilities than assets reprice in a given period, a liability sensitive position or “negative gap” is created (rate sensitivity ratio is less than 100%) and a decline in interest rates will have a positive impact on net interest income.

The Company has an Asset Liability Committee comprised of executive management and outside bank directors who meet at least quarterly to review the bank’s interest rate risk position. One of the duties of the committee is to review the financial results provided by an internal interest rate risk model. The interest rate risk model includes a shock test of the bank’s balance sheet. This shock test simulates the effects of changes in interest rates on the bank’s earnings, balance sheet, and equity capital. The interest rate risk model provides valuable information that is useful in managing the bank’s interest rate risk.

The following table presents an analysis of the Company’s interest rate sensitivity position at December 31, 2002:

	Term to Repricing
	0-90 days	91-180 days	181-365 days	After 1 year	Total
	(Dollars in thousands)
Interest earning assets:
Loans and leases (excluding non-accruals)	$ 89,491	$ 10,030	$ 18,434	$ 142,714	$260,669
Investment securities	24	--	79	97,820	97,923
Other earning assets	11,746	--	--	--	11,746
Total interest earning assets	101,261	10,030	18,513	240,534	370,338
Interest-bearing liabilities:
Certificates of deposit	25,690	27,325	34,683	33,619	121,317
Federal Home Loan Bank advances	2,300	3,000	7,700	21,794	34,794
Other interest bearing liabilities	128,418	--	--	--	128,418
Total interest-bearing liabilities	156,408	30,325	42,383	55,413	284,529
Cumulative interest rate gap	$ (55,147)	$ (75,442)	$ (99,312)	$ 85,809	--
Cumulative rate sensitivity ratio	(13.09%)	(17.90%)	(23.57%)	20.36%	--

Assets

As of December 31, 2002, the Company’s total assets were $421,361,000, which represents an increase of 46.5% in total assets from $287,565,000 at December 31, 2001. This growth is primarily attributable to the increase in the Company’s loan and securities portfolios and The Express Bank acquisition.

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

At December 31, 2002, demand, money market and savings deposits accounted for approximately 64.2% of total deposits, while certificates of deposit made up 35.8% of total deposits. Noninterest-bearing demand deposits totaled $92,780,000 or 27.4% of total deposits at December 31, 2002 compared with $67,213,000 or 31.0% of total deposits at December 31, 2001. The average cost of deposits, including noninterest-bearing demand deposits, was 2.0% for the year ended December 31, 2002 compared with 3.5% for the year ended December 31, 2001. The decrease in the average cost of deposits was primarily due to the sustained low interest rate environment throughout 2002.

At December 31, 2002, total deposits increased to $338,267,000 from $216,408,000 at December 31, 2001, an increase of $121,859,000 or 56.3%. The increase can be attributed primarily to The Express Bank acquisition, new locations added in 2002 and 2001 and overall growth of the Company. The average cost of deposits, including non-interest-bearing deposits, was 2.0% for the year ended December 31, 2002.

At December 31, 2001, total deposits increased to $216,408,000 from $197,570,000 at December 31, 2000, an increase of $18,838,000 or 9.5%. The increase can be attributed primarily to new locations and overall growth of the Company. The average cost of deposits, including non-interest-bearing deposits, was 3.5% for year ended December 31, 2001.

The following table presents for the periods indicated the average year to date balances and weighted average rates paid on deposits:

	Years Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$ 76,940	--%	$ 57,107	--%	$ 42,511	--%
Interest-bearing deposits including
IRA and public funds	111,412	1.43	66,925	3.62	50,935	4.47
CDs in amounts of less than $100M	45,113	3.57	34,469	5.25	41,259	6.04
CDs in amounts of $100M or more	58,074	4.33	45,519	6.29	38,016	6.43
Total deposits	$291,539	1.98%	$204,020	3.48%	$172,721	4.16%

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2002:

December 31, 2002
(Dollars in thousands)
Three months or less	$17,605
Over three months through six months	33,903
Over six months through one year	19,169
Over one year	400
Total	$71,077

The amount of deposits in certificates of deposit (“CDs”) including IRA and public funds in amounts of $100,000 or more was 25.0% of total deposits as of December 31, 2000, 21.0% of total deposits as of December 31, 2001, 21.6% of total deposits as of December 31, 2002.

The Company’s CD rates are competitive with local independent community banks. However, the rates paid on CDs in amounts of $100,000 or more normally exceed the rates paid by the Company on smaller retail deposits. Because CDs in amounts of $100,000 or more normally command higher rates than smaller retail deposits in the marketplace, such CDs are subject to being moved to other financial institutions if a higher rate can be obtained by the depositor. Thus, CDs in amounts of $100,000 or higher may be considered less stable than other deposits. However, because a significant portion of the Company’s CDs in amounts of $100,000 or more are owned by customers who have a full banking relationship with the Company and they have historically, renewed their CD’s at maturity, management does not consider these CDs to be as volatile as CDs owned by other institutions or those owned by customers who do not maintain full banking relationships.

Interest expense on CDs in amounts of $100,000 or more was $2,515,000, $3,030,000 and $2,584,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in interest expense in 2002 is primarily due to lower interest rates paid thereon. The increase in interest expense in 2001 as compared to 2000 is primarily the result of growth in the volume of these deposits. The higher cost of such funds relative to other deposits has had a negative impact on the Company’s net interest margin.

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $22,351,000 as of December 31, 2002. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of December 31, 2002, the balance in this account was approximately $14,619,000. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

Liquidity

The Company’s asset and liability management policy is intended to maintain adequate liquidity and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. The Company accomplishes this through management of the maturities of its interest-earning assets and interest-bearing liabilities. To the extent practicable, the Company attempts to match the maturities of its rate sensitive assets and liabilities. Liquidity is monitored daily and overall interest rate risk is assessed through reports showing both sensitivity ratios and existing dollar “gap” data. The Company believes its present position to be adequate to meet its current and future liquidity needs.

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company’s management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4,000,000 overnight line of credit with TIB-The Independent Bankers Bank, Dallas, Texas, and a $3,000,000 overnight line of credit with Southwest Bank of Texas, Houston, Texas. The Banks securities safekeeping is handled by the Federal Home Loan Bank of Dallas, which allows the Banks the capability of borrowing up to the amount of available collateral.

Off-Balance Sheet Risk

The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of the various financial instruments whose contract amounts represent credit risk:

	2002	2001
Commitments to extend credit (including guidance lines)	$32,344,115	$24,668,400
Standby letters of credit	$ 228,120	$ 511,889

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company considers approximately 50.0% to be firm and will be exercised. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Borrowings

In 2002, borrowings consisted of federal funds purchased and Federal Home Loan Bank borrowings. At December 31, 2002, FHLB borrowings were $34,795,000 compared to $37,297,000 at December 31, 2001. At December 31, 2002, the Company had $4,000,000 federal funds purchased compared with $3,700,000 at year end 2001. The Company’s borrowings were reduced by growth in deposits and with funds generated from the sale of investment securities.

During the first quarter of 2001, the Company formed First Community Capital Trust I (“Trust I”), a wholly-owned Delaware statutory business trust, which issued $5.0 million of 10.2% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company’s 10.2% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (“Debentures”). The Debentures will mature on June 8, 2031, which date may be shortened to a date not earlier than June 8, 2006 if certain conditions are met, including prior approval of the Federal Reserve and any other required regulatory approvals. These Debentures, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated March 28, 2001) of the Company. The semi-annual distributions on the 10.2% capital securities are paid at the same rate that interest is paid on the Debentures.

In November 2001, the Company formed First Community Capital Trust II, a wholly-owned Delaware statutory business trust (“Trust II”), and on November 28, 2001, Trust II issued 5,000 Floating Rate Capital Securities with an aggregate liquidation value of $5,000,000 to a third party. Trust II invested the proceeds in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due 2031 (the “Floating Rate Debentures”). The Floating Rate Debentures will mature on December 8, 2031, which date may be shortened to a date not earlier than December 8, 2006 if certain conditions are met, including the prior approval of the Federal Reserve and any other required regulatory approvals. The Floating Rate Debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated November 28, 2001) of the Company. The Floating Rate Debentures accrue interest at a floating rate equal to the six-month LIBOR plus 3.8%, payable semi-annually on June 8 and December 8 of each year; provided that the rate may not exceed 11.0% through December 8, 2006. The semi-annual distributions on the capital securities are paid at the same rate that interest is paid on the Floating Rate Debentures.

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

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $97,923,000 at December 31, 2002, an increase of $34,893,000 or 55.3% from $63,030,000 at December 31, 2001. At December 31, 2002, securities represented 23.2% of total assets compared with 21.9% of total assets at December 31, 2001. The yield on average securities for the year ended December 31, 2002 was 4.5% compared with 6.1% for the same period in 2001. The average life of the securities portfolio at December 31, 2002 was approximately 3.7 years.

At December 31, 2001, investment securities available for sale totaled $63,030,000, an increase of $27,917,000 or 79.5% from $35,113,000 at December 31, 2000. The increase occurred primarily as the result of loan advances from the Federal Home Loan Bank of Dallas which were used to purchase additional mortgage-backed and CMO securities at an attractive spread over the interest cost of those borrowed funds. At December 31, 2001, investment securities represented 21.9% of total assets compared with 16.2% of total assets at December 31, 2000. The yield on the investment portfolio for the year ended December 31, 2001 was 6.1% compared with a yield of 6.4% for the year ended December 31, 2000.

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized. The Company has no securities classified as held to maturity.

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2002:

	December 31, 2002
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Mortgage-backed securities	$ --	--%	$1,729	3.60%	$40,008	3.99%	$21,164	4.35%	$62,901	4.10%
Obligations of state and
political subdivisions	101	4.32	2,594	4.24	6,169	4.30	3,936	4.20	12,800	4.26
Collateralized mortgage
obligations	--	--	--	--	971	3.39	20,431	4.64	21,402	4.56
Total	$101	4.32%	$4,323	4.00%	$47,148	4.02%	$45,531	4.47%	$97,103	4.23%

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

Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be Government National Mortgage Association, Fannie Mae or Freddie Mac pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

The following tables summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

	December 31, 2002				December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$62,901	$375	$ (41)	$63,235	$37,954	$ 96	$(350)	$37,700
Obligations of state and
political subdivisions	12,800	322	(83)	13,039	7,803	17	(136)	7,684
Collateralized mortgage
obligations	21,402	251	(4)	21,649	17,556	111	(21)	17,646
Total	$97,103	$948	$(128)	$97,923	$63,313	$224	$(507)	$63,030

	December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
U.S.Treasuries	$20,256	$ 64	$ (171)	$20,149
U.S.Government securities	8,500	51	(8)	8,543
Mortgage-backed securities	3,855	15	(4)	3,866
Obligations of state and
political subdivisions	--	--	--	--
Other securities	2,518	37	--	2,555
Total	$35,129	$167	$(183)	$35,113

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

Stockholders’ Equity

Total stockholders’ equity as of December 31, 2002 was $32,332,000, an increase of $12,820,000 or 65.7% compared with stockholders’ equity of $19,512,000 at December 31, 2001. The increase was primarily due to the sale of additional common and preferred stock and net income of $2,962,000, partially offset by a dividend paid of $460,000. Total stockholders’ equity was $18,071,000 at December 31, 2000. The $1,441,000 increase compared with stockholders’ equity at December 31, 2001 was primarily the result of issuance of Common Stock of $487,000 and net income of $1,049,000.

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

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. ” Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. First Community Bank and The Express Bank are subject to capital adequacy guidelines of the OCC and FDIC, respectively, that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the OCC and FDIC have promulgated regulations setting the levels at which an insured institution such as First Community Bank and The Express Bank, respectively, would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Banks are classified “well capitalized” for purposes of the applicable prompt corrective action regulations.

The following table provides a comparison of leverage and risk-weighted capital ratios as of December 31, 2002 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2002
First Community Capital Corporation
Leverage ratio	4	.00%(1)	N/A	9.38%
Tier 1 risk-based capital ratio	4.00%		N/A	11.42%
Risk-based capital ratio	8.00%		N/A	12.48%
First Community Bank, N.A
Leverage ratio	4	.00%(2)	5.00%	7.45%
Tier 1 risk-based capital ratio	4.00%		6.00%	10.10%
Risk-based capital ratio	8.00%		10.00%	11.19%
The Express Bank
Leverage ratio	4	.00%(3)	5.00%	9.50%
Tier 1 risk-based capital ratio	4.00%		6.00%	16.47%
Risk-based capital ratio	8.00%		10.00%	17.37%

(1)  The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)  The OCC may require First Community Bank to maintain a leverage ratio above the required minimum.
(3) The FDIC may require The Express Bank to maintain a leverage ratio above the required minimum.

Item 7. Financial Statements

The financial statements, the report thereon, the notes thereto and consolidated statements commence at page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The information under the captions “Election of Directors,” “Identification of Executive Officers” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is incorporated herein by reference in response to this item.

Item 10. Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Certain Relationship and Related Transactions

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Controls and Procedures

Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the“Exchange Act”) are effective.

Changes in internal controls.

Subsequent to the date of the most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

Item 14. Exhibits and Reports on Form 8-K

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
2.2
Stock Purchase Agreement dated as of January 8, 2002 by and among First
Community Capital Corporation, as Purchaser, and the Stockholders of The
Express Bank, as Sellers (incorporated herin by reference to Exhibit 2.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 2001).
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
to the Junior Subordinated Deferrable Interest Debentures of First Community
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
9.1
First Community Capital Corporation Voting and Stock Restriction Agreement, As Amended and Restated (incorporated herein the Company's annual report on Form 10-KSB for the year ended December 31, 2001).

10.1†	First Community Capital Corporation 1996 Stock Option Plan (incorporated Form S-8 (Registration No. 333-66376) (the "Form S-8").

-34-

Exhibit Number	Description of Exhibit
10.2†	Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to the Form S-8).
10.3†	Form of Nonqualified Stock Option Agreement under the 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Form S-8).
21.1*	Subsidiaries of First Community Capital Corporation
23.1*	Consent of Harper & Pearson Company, P.C.
99.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Controller pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

† Represents management contract or compensatory plan or arrangement

(b)     Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the fourth quarter of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2003

First Community Capital Corporation BY: /s/ Nigel J. Harrison —————————————— Nigel J. Harrison President and Chief Executive Officer

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 4, 2003.

BY: /s/ Nigel J. Harrison —————————————— Nigel J. Harrison President and Chief Executive Officer (principal executive officer)	BY: /s/ Barry M. Blocker —————————————— Barry M. Blocker Senior Vice President and Controller (principal financial officer)
BY: /s/ Linn C. Eignus —————————————— Linn C. Eignus Director	BY: /s/ George A. Clark, Jr. —————————————— George A. Clark, Jr. Director
BY: /s/ Robert A. Ferstl —————————————— Robert A. Ferstl Director	BY: —————————————— Thomas R. Johnson Director
BY: —————————————— Louis F. Goza Director	BY: —————————————— Kenneth A. Love Director
BY: /s/ Charles L. Whynot —————————————— Charles L. Whynot Director	BY: —————————————— Richard L. Wagoner Director
BY: —————————————— George I. Pinder Director

Certifications

I, Nigel J. Harrison, President and Chief Executive Officer of the registrant, certify that:

    1.        I have reviewed this annual report on Form 10-KSB of First Community Capital Corporation;

    2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    (c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    (b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003 /s/ Nigel J. Harrison —————————————— Nigel J. Harrison President and Chief Executive Officer

I, Barry M. Blocker, Senior Vice President and Controller of the registrant, certify that:

    1.        I have reviewed this annual report on Form 10-KSB of First Community Capital Corporation;

    2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    (c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functionS):

    (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    (b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003 /s/ Barry M. Blocker —————————————— Barry M. Blocker Senior Vice President and Controller

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Community Capital Corporation
Houston, Texas

We have audited the accompanying consolidated statements of condition of First Community Capital Corporation as of December 31, 2002 and 2001 and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Capital Corporation at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

/s/ Harper & Pearson Company
Houston, Texas February 21, 2003 F-1

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION DECEMBER 31, 2002 AND 2001
ASSETS	2002	2001
Cash and due from banks	$ 26,033,001	$ 13,714,704
Federal funds sold	6,673,857	-
Total cash and cash equivalents	32,706,858	13,714,704
Securities available for sale	97,922,723	63,029,688
Other investments	290,000	290,000
Loans and leases, net of unearned fees	260,754,646	193,273,013
Less allowance for possible credit losses	(3,016,605)	(2,020,496)
Loans and leases, net	257,738,041	191,252,517
Bank premises and equipment, net	9,230,536	7,278,968
Accrued interest receivable	1,719,919	1,380,204
Federal Home Loan Bank stock	2,113,400	1,864,900
Federal Reserve Bank stock	625,300	491,400
Texas Independent Bank stock	40,000	40,000
Bank owned life insurance	7,884,410	4,843,613
Other real estate owned	520,000	1,927,361
Goodwill	6,578,425	-
Core deposit intangible	2,109,383	-
Other assets	1,881,960	1,451,574
	$ 421,360,955	$ 287,564,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest-bearing	$ 92,780,242	$ 67,212,602
Interest-bearing	245,486,610	149,195,765
Total Deposits	338,266,852	216,408,367
Federal Home Loan Bank borrowings	34,794,570	37,297,000
Fed Funds purchased	4,000,000	3,700,000
Accrued interest payable and other liabilities	1,967,943	647,619
Total Liabilities	379,029,365	258,052,986
Commitments and Contingencies
Company obligated mandatorily redeemable trust preferred
securities of subsidiary trusts	10,000,000	10,000,000
Stockholders' Equity
Preferred stock	3,850	-
Common stock	28,600	23,252
Treasury stock, at par	(128)	(88)
Capital surplus	28,757,665	18,449,652
Retained earnings	3,000,384	1,226,358
Accumulated other comprehensive income (loss)	541,219	(187,231)
Total Stockholders' Equity	32,331,590	19,511,943
	$ 421,360,955	$ 287,564,929
See accompanying notes. F-2

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
INTEREST INCOME
Interest and fees on loans	$ 18,066,718	$ 15,660,878
Securities available for sale	3,183,323	2,579,434
Other investments	226,123	39,451
Federal funds sold	146,256	105,744
Total Interest Income	21,622,420	18,385,507
INTEREST EXPENSE
Deposits	5,759,547	7,103,483
Other borrowed funds	687,879	442,019
Total Interest Expense	6,447,426	7,545,502
NET INTEREST INCOME	15,174,994	10,840,005
PROVISION FOR POSSIBLE CREDIT LOSSES	(1,569,985)	(1,600,000)
NET INTEREST INCOME AFTER PROVISION FOR
POSSIBLE CREDIT LOSSES	13,605,009	9,240,005
NON-INTEREST INCOME
Service charges	2,772,957	2,050,320
Gain on sales of securities	716,442	698,307
Other	433,621	362,517
Total Non-Interest Income	3,923,020	3,111,144
NON-INTEREST EXPENSE
Salaries and employee benefits	6,539,589	5,153,038
Net occupancy and equipment expense	2,072,742	1,761,486
Professional and outside service fees	2,076,684	1,459,867
Office expenses	927,973	800,375
Minority interest expense, trust preferred securities	807,065	410,133
Other	2,217,011	1,370,392
Total Non-Interest Expense	14,641,064	10,955,291
EARNINGS BEFORE INCOME TAXES	2,886,965	1,395,858
INCOME TAXES	653,052	169,500
NET EARNINGS	2,233,913	1,226,358
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	728,450	(176,880)
COMPREHENSIVE INCOME	$ 2,962,363	$ 1,049,478
See accompanying notes. F-3

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	Preferred Stock	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Bank Only
Balance - December 31, 2000	$ -	$ 5,696,370	$ -	$ 10,682,893	$ 1,702,092	$ (10,351)	$ 18,071,004
Issuance of Common Stock (21,550 shares)	-	107,750	-	355,575	-	-	463,325
Exhange of Common Stock of Bank for Common
Stock of Company	-	(5,780,904)	-	7,482,996	(1,702,092)	-	-
Issuance of Common Stock (3,600 shares)	-	36	-	23,214	-	-	23,250
Purchase of Treasury Stock (8,848 shares)	-	-	(88)	(95,026)	-	-	(95,114)
Net Earnings	-	-	-	-	1,226,358	-	1,226,358
Unrealized Loss on Securities (Net of income tax of $91,120)	-	-	-	-	-	(176,880)	(176,880)
Total Comprehensive Income							1,049,478
Balance - December 31, 2001	-	23,252	(88)	18,449,652	1,226,358	(187,231)	19,511,943
Issuance of Common Stock (534,721 shares)	-	5,348	-	5,434,983	-	-	5,440,331
Issuance of Preferred Stock (384,999 shares)	3,850	-	-	4,913,990	-	-	4,917,840
Purchase of Treasury Stock (4,000 shares)	-	-	(40)	(40,960)	-	-	(41,000)
Net Earnings	-	-	-	-	2,233,913	-	2,233,913
Unrealized Gain on Securities (Net of income tax of $375,262)	-	-	-	-	-	728,450	728,450
Total Comprehensive Income		2,962,363
Dividends Paid	-	-	-	-	(459,887)	-	(459,887)
Balance - December 31, 2002	$ 3,850	$ 28,600	$ (128)	$ 28,757,665	$ 3,000,384	$ 541,219	$ 32,331,590

See accompanying notes. F-4

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 2,233,913	$ 1,226,358
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for possible credit losses	1,569,985	1,600,000
Provision for depreciation	815,462	672,754
Deferred gain on sale of bank premises	73,932	73,932
Amortization of core deposits	194,713	-
Amortization and accretion of premiums and
discounts on investment securities, net	426,402	52,629
Gain on sale of securities	(716,442)	(698,307)
Loss on sale of other real estate owned	100,000	-
Change in operating assets and liabilities:
Accrued interest receivable	102,336	440
Other real estate owned	1,307,361	(1,927,361)
Other assets	(349,958)	(1,050,139)
Accrued interest payable and other liabilities	1,360,162	56,836
Total adjustments	4,883,953	(1,219,216)
Net cash provided by operating activities	7,117,866	7,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities paydowns, and sales of
available for sale investment securities	99,868,523	61,643,973
Purchases of investment securities	(104,593,361)	(89,182,951)
Net increase in loans	(36,381,394)	(39,697,248)
Purchases of bank premises and equipment, net	(631,558)	(1,054,489)
Bank owned life insurance	(3,040,797)	(2,485,493)
Acquisition of The Express Bank	(15,136,541)	-
Cash and cash equivalents from acquisition of The Express Bank	23,733,122	-
Purchase of Federal Home Loan Bank Stock	(54,300)	(1,374,800)
Purchase of Federal Reserve Bank stock	(133,900)	(67,100)
Net cash used by investing activities	(36,370,206)	(72,218,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,440,331	486,575
Proceeds from sale of preferred stock	4,917,840	-
Proceeds from issuance of trust preferred securities	-	10,000,000
Purchase of treasury stock	(41,000)	(95,114)
Net increase in noninterest-bearing deposits	3,234,915	13,362,117
Net increase in interest-bearing deposits	37,354,725	5,476,233
Federal Home Loan Bank borrowings	(2,502,430)	37,297,000
Purchase of Federal Funds	300,000	3,700,000
Dividends paid	(459,887)	-
Net cash provided by financing activities	48,244,494	70,226,811
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,992,154	(1,984,155)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,714,704	15,698,859
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 32,706,858	$ 13,714,704
See accompanying notes. F-5

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of First Community Capital Corporation (Company) and its wholly owned subsidiaries First Community Capital Trust I (Trust I), First Community Capital Trust II (Trust II), and First Community Capital Corporation of Delaware, Inc. (Delaware Company). First Community Bank and The Express Bank (collectively referred to as the Bank) are wholly owned subsidiaries of Delaware Company.

First Community Capital Corporation — On November 16, 2000, the Company entered into an Agreement and Plan of Reorganization with the First Community Bank, N.A. and the Delaware Company and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by the shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001.

In January 2002, the Company entered into a stock purchase agreement with The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000 and acquisition costs totaling $136,541. The purchase of The Express Bank by the Delaware Company was completed May 10, 2002. The Delaware Company owns 100% of the issued and outstanding common stock of The Express Bank. The Company has operated The Express Bank as a separate subsidiary of the Company. On February 20, 2003, a data processing conversion was completed simultaneously with the purchase of substantially all the assets and assumption of liabilities of The Express Bank by First Community Bank.

Issuance of Preferred Securities of Subsidiary Trusts — During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I, which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company’s 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (Debentures I). Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed Trust I’s capital securities obligations. For financial reporting purposes, Trust I is treated as a subsidiary of the Company and consolidated in the Company’s financial statements. The capital securities are treated as Tier I capital, subject to certain limitations, by the Federal Reserve Board.

During the fourth quarter 2001, the Company formed another wholly-owned Delaware statutory business trust, First Community Capital Trust II, which issued $5.0 million of capital securities to a third party. Trust II invested the proceeds in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due December 8, 2031 (Debentures II). Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. Debentures II accrue interest at a floating rate equal to the six-month LIBOR plus 3.75%; provided that the rate may not exceed 11.0% through December 8, 2006. The Company has fully and unconditionally guaranteed the Trust’s capital securities obligations. For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the Company’s financial statements. The capital securities are treated as Tier I capital, subject to certain limitations by the Federal Reserve Board.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Summary of Significant Accounting and Reporting Policies — The accounting and reporting policies of the Company and Bank are in accordance with generally accepted accounting principles in the United States and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and leases, management obtains independent appraisals for significant collateral.

The Bank’s loans and leases are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan and lease portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

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

Cash and Due from Banks — The Bank, as a member of the Federal Reserve System, is required to maintain reserves for the purpose of facilitating the implementation of monetary policy. These reserves may be maintained in the form of balances at the Federal Reserve Bank or by vault cash. The Bank’s reserve requirement was $4,494,000 and $3,249,000 at December 31, 2002 and 2001, respectively. According, “cash and due from banks” balances were restricted to that extent. The majority of cash and cash equivalents are maintained with the Federal Reserve Bank and the Federal Home Loan Bank. Other cash deposits are maintained with major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. In monitoring this credit risk, the Bank periodically evaluates the stability of the financial institutions with which it has deposits.

Investment Securities — Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income. At December 31, 2002 and 2001, the Bank did not classify any of its securities as trading securities.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Government, Federal agency, and corporate debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and the accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. At December 31, 2002 and 2001, the Bank did not classify any of its securities as held to maturity.

Securities not meeting the criteria to be classified as either trading securities or securities held to maturity are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses are excluded from net income and are recognized in other comprehensive income and in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs, if any, are included in earnings as realized losses.

Banks that are members of the Federal Home Loan Bank are required to maintain a stock investment equal to the greater of 1% of the previous year end balance of residential mortgage assets or 5% of all current outstanding Federal Home Loan Bank advances. Investments in stock of the Federal Home Loan Bank, Federal Reserve Bank and Texas Independent Bank are stated at cost.

Interest and dividend income earned on securities are recognized in interest income, including amortization of premiums and accretion of discounts computed using the interest method. Realized gains and losses on securities are computed based upon specifically identified amortized cost and are reported as a separate component of non-interest income.

Concentrations of Credit – Substantially all of the Bank’s loans, commitments and letters of credit have been granted to customers in the Bank’s market area, which includes Harris County, Brazoria County, and Galveston County, Texas. Generally, such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. It is the Bank’s policy to not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit.

Interest Rate Risk – The Bank is principally engaged in providing short-term commercial loans with interest rates that fluctuate with various market indices and intermediate-term, fixed rate real estate loans. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with fixed rates. From time to time, the Bank may manage its interest rate risk on long-term fixed rate loans through the matched funding services offered by the Federal Home Loan Bank.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Loans — Loans are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Lease Financing — Financing leases are stated at the sum of the aggregate minimum lease payments and the un-guaranteed residual value. Excess of the recorded value over the actual cost of the property leased is recorded as unearned lease income and is amortized over the life of the lease using the effective income method which spreads the income over the life of the lease.

Non-Performing Loans and Past Due Loans — Included in the non-performing loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

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

Impaired loans, with the exception of groups of smaller balance homogeneous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Renegotiated loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Allowance for Possible Credit Losses — The allowance for possible credit losses is a valuation allowance available for losses incurred on loans and other commitments to extend credit. All losses are charged to the allowance for possible credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

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

Management’s judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses, and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Bank’s control.

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

Premises and Equipment — Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Land is carried at cost.

Income Taxes — Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Preferred Stock – During 2002, the Company authorized 2,000,000 shares of $0.01 par value, non-voting, manditorily convertible, non-cumulative preferred stock and at December 31, 2002, 384,999 shares were issued and outstanding. Dividends equal to 7% of the liquidation price ($13.00 per share) will be paid semi-annually if, as and when declared. Shares of preferred stock are redeemable, in whole or in part, at the option of the Board of Directors of the Company at any time at their per share liquidation value. Preferred stock is manditorily convertible to common stock, on a one to one per share basis, three years after the date of issuance subject to certain anti-dilution adjustments.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Common Stock — The Company has authorized 5,000,000 shares of $0.01 par value common stock and at December 31, 2002 and 2001 had 2,859,969 and 2,325,248 shares issued and 2,847,121 and 2,316,400 shares outstanding, respectively.

Earnings Per Share (EPS) — The Company accounts for EPS in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Under SFAS No. 128, because it has potential common shares, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if all dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company. The following sets forth the computation of basis and diluted earnings per share at December 31, 2002 and 2001:

	2002	2001
Numerator for earnings per share
Net earnings	$ 2,233,913	$1,226,358
Preferred stock dividends	(233,566)	--
Net earnings available to common stockholders	$ 2,000,347	$1,226,358
Denominator for basic earnings per share
Weighted average common shares outstanding	2,618,338	2,314,370
Conversion of dilutive stock options	110,985	38,315
Denominator for diluted earnings per share
Adjusted weighted average common shares outstanding	2,729,323	2,352,685
Basic earnings per share	$ 0.76	$ 0.53
Diluted earnings per share	$ 0.73	$ 0.52

Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Goodwill — Goodwill is periodically assessed for impairment pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. Among other things, this standard specifies that intangible assets with an indefinite useful life and goodwill will no longer be amortized. This standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. Management of the Company does not believe that goodwill that arose as a result of the acquisition of The Express Bank is impaired at December 31, 2002.

Core Deposit Intangibles — Core deposit intangibles are amortized pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes accounting and reporting standards for business combinations. Among other things, this standard requires that all intangible assets, including core deposit intangibles, acquired in a business combination be reported separately from goodwill. These intangible assets must then be amortized over an estimated useful life which management of the Company has estimated as seven years.

Account Classification — Certain prior year amounts have been classified to conform to the current year presentation.

NOTE B	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost and estimated fair values of securities are summarized as follows:

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available For Sale:
Municipalities	$12,799,865	$ 321,715	$ (82,584)	$13,038,996
Collateralized Mortgage Obligations	21,401,975	250,842	(3,662)	21,649,155
Mortgage-backed Securities	62,900,854	374,698	(40,980)	63,234,572
	$97,102,694	$ 947,255	$ (127,226)	$97,922,723
2001
Securities Available For Sale:
Municipalities	$ 7,803,225	$ 16,570	$ (135,733)	$ 7,684,062
Collateralized Mortgage Obligations	17,556,051	111,153	(21,727)	17,645,477
Mortgage-backed Securities	37,954,094	95,607	(349,552)	37,700,149
	$63,313,370	$ 223,330	$ (507,012)	$63,029,688

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE B	INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
Amounts Maturing In:	Amortized Cost	Fair Value
1 year or less	$ 100,995	$ 102,772
1 year through 5 years	2,593,568	2,693,414
5 years through 10 years	6,169,137	6,365,355
After 10 years	3,936,170	3,877,456
	12,799,870	13,038,997
Mortgage-backed securities and collateralized mortgage obligations	84,302,824	84,883,726
	$97,102,694	$97,922,723

Investment securities with a carrying amount of approximately $72,919,000 and $40,166,000 at December 31, 2002 and 2001, respectively were pledged to secure public deposits and Federal Home Loan Bank borrowings.

NOTE C	LOANS AND LEASES

Loans and leases at December 31, 2002 and 2001 are sumarized as follows:

	2002	2001
Commercial, financial and industrial	$ 84,529,651	$ 69,230,467
Real estate	163,617,905	115,016,948
Lease financing	12,781,901	7,122,984
Installment	2,626,992	3,827,617
	263,556,449	195,198,016
Less unearned discount on installment loans	(199,815)	(334,107)
Less unearned loan and lease income	(2,601,988)	(1,590,896)
	$ 260,754,646	$ 193,273,013

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE C	LOANS AND LEASES (CONTINUED)

Loan and lease financing maturities before unearned discount and unearned loan and lease income, at December 31, 2002 are as follows:

	Within 1 Year	1 - 5 Years	After 5 Years	Total
Credits at fixed interest rate	$ 33,093,807	$106,566,564	$ 24,585,381	$164,245,752
Credits at variable interest rate	87,391,678	10,153,326	1,765,693	99,310,697
	$120,485,485	$116,719,890	$ 26,351,074	$263,556,449

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, stockholders with 10% or more ownership in the Company, and its affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers are summarized as follows:

	2002	2001
Balance, January 1	$4,291,390	$4,664,241
New loans during the year	2,980,154	2,367,363
Repayments during the year	(1,561,195)	(2,740,214)
Balance, December 31	$5,710,349	$4,291,390

The Bank has $3,630,753 and $343,295 unfunded commitments to its executive officers, directors, stockholders, and its affiliates as of December 31, 2002 and 2001, respectively.

NOTE D	NONPERFORMING LOANS AND PAST DUE LOANS

The following table presents information relating to non-performing loans and past due loans:

	2002	2001
Nonaccrual loans	$2,887,052	$2,268,277
90 days or more past due loans and leases and still accruing	348,925	951,502
Restructured loans	12,435	14,878
	$3,248,412	$3,234,657

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE D	NONPERFORMING LOANS AND PAST DUE LOANS (CONTINUED)

With respect to nonaccrual loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans.

	2002	2001
Foregone income	$171,098	$213,120
Income not reversed	-	-

The Bank complies with SFAS No. 114 and No. 118 regarding impaired loans. Adoption of these statements had no impact on the Bank’s financial statements including the level of the allowance for possible credit losses. Instead, it resulted only in a reallocation of the existing allowance for possible credit losses.

At December 31, 2002 and 2001, the recorded investment in impaired loans under SFAS No. 114 was approximately $2,927,000 and $2,268,000, respectively. Such impaired loans required an SFAS No. 114 allowance for possible credit losses of approximately $444,000 and $400,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was approximately $2,598,000 and $2,015,000, respectively. Interest income on impaired loans was not deemed material for the years ended December 31, 2002 or 2001.

There were no impaired lease receivables at December 31, 2002 or 2001.

NOTE E	ALLOWANCE FOR POSSIBLE CREDIT LOSSES

An analysis of activity in the allowance for possible credit losses is as follows:

	2002	2001
Balance at beginning of year	$2,020,496	$1,213,630
Acquisition of Express Bank	500,000	-
Provision for credit losses	1,569,985	1,600,000
Recoveries	221,852	78,691
Charged off	(1,295,728)	(871,825)
Balance at end of year	$3,016,605	$2,020,496

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE F	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	2002	2001
Land	$1,632,759	$1,307,759
Buildings and leasehold improvements	6,906,296	4,558,749
Furniture, fixtures and equipment	4,431,466	3,252,525
	12,970,521	9,119,033
Less accumulated depreciation and amortization	(3,739,985)	(1,840,065)
Bank premises and equipment, net	$9,230,536	$7,278,968

NOTE G	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

	2002	2001
Loans and leases	$1,157,377	$ 958,319
Investments and other	562,542	421,885
	$1,719,919	$1,380,204

NOTE H	OTHER REAL ESTATE

An analysis of activity in other real estate acquired by foreclosure is as follows:

	2002	2001
Balance, beginning of year	$1,927,361	$ -
Real estate foreclosures	1,244,555	1,927,361
Real estate sales	(2,651,916)	-
Balance, end of year	$520,000	$1,927,361

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE I	DEPOSITS

The aggregate amount of time deposits in the amount of $100,000 or more at December 31, 2002 and 2001 was $71,077,000 and $45,796,207, respectively. Interest expense for time deposits of $100,000 or more was approximately $2,515,000 and $3,029,931 for the years ended December 31, 2002 and 2001, respectively.

At December 31, 2002, the schedules maturities of all time deposits are as follows:

2003	$ 87,697,777
2004	16,889,327
2005	15,807,212
2006	606,728
2007 and thereafter	315,626
$121,316,670

The Bank has no brokered deposits and there are no major concentrations of deposits. Deposits from related parties held by the Bank at December 31, 2002 amounted to $4,610,000.

NOTE J	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of the various financial instruments whose contract amounts represent credit risk:

	2002	2001
Commitments to extend credit (including guidance lines)	$ 32,344,115	$ 24,668,400
Standby letters of credit	228,120	511,889

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE J	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

NOTE K	FEDERAL HOME LOAN BANK BORROWINGS

At December 31, 2002 and 2001, the Bank had advances of $34,794,570 and $37,297,000 from the Federal Home Loan Bank. The maturities for the advances at December 31, 2002 ranged from 1 day to 5 years at which time the entire principal will be due. Interest rates ranged from 1.4% to 5.017% with interest due monthly. The borrowings at December 31, 2002 were collateralized by $32,487,972 of mortgage-backed securities with coupon rates ranging from 5.5% to 7.0%.

NOTE L	STATEMENTS OF CASH FLOWS

Interest payments of approximately $6,426,000 and $7,735,000 were made during 2002 and 2001, respectively. Federal income tax payments of approximately $715,000 and $501,000 were made during 2002 and 2001, respectively.

NOTE M	EMPLOYEE BENEFIT PLANS

In 1999, the Bank began a 401(K) benefit plan for all eligible Bank employees. Benefit plan expense in 2002 and 2001 amounted to $4,705 and $2,640, respectively. In 2002 and 2001, the Bank made discretionary contributions to the plan of $25,000.

During the first quarter 2000, the Bank adopted comprehensive retirement and life insurance programs designed to provide incentive to attract and retain qualified Bank officers and directors. At December 31, 2002 and 2001, the cash surrender value of Bank owned life insurance amounted to $7,884,410 and $4,843,613, respectively.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE N	STOCK OPTION PLAN

The Company maintains a 1996 Stock Option Plan (the 1996 SOP). The purpose of the 1996 SOP is to offer eligible employees and directors of the Company an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth. The Board of Directors has reserved 570,000 shares under the Plan.

Stock Option Summary	Number of Shares	Option Price Range	Weighted Average Exercise Price

Options Outstanding at December 31, 2000	398,000	$5.00 - $10.75	$ 7.70
Options Granted	18,500	$10.75 - $11.50	$ 10.79
Options Exercised	3,600	$5.00 - $6.75	$ 6.46
Options Forfeited	20,000	$9.00 - $10.75	$ 9.31
Options Outstanding at December 31, 2001	392,900	$5.00 - $11.50	$ 7.75
Options Granted	107,000	$11.50 - $13.50	$ 11.74
Options Exercised	110,071	$5.00 - $10.75	$ 5.93
Options Forfeited	19,000	$6.75 - $10.75	$ 9.03
Options Outstanding at December 31, 2002	370,829	$5.00 - $13.50	$ 9.46
Exercisable at December 31, 2002	307,660	$5.00 - $11.50	$ 9.05
Available for future grant at December 31, 2002	76,000
Weighted-average remaining contractual life in years	7.23
Weighted-average grant - date
fair value of each option granted
2001	$ 5.38
2002	$ 4.32

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The compensation expense during fiscal 2002 and 2001, as computed under SFAS 123, amounted to approximately $436,000 and $182,000, respectively. Proforma net earnings, had this compensation expense been recorded, would have amounted to approximately $1,946,000 and $1,106,000 for the years ended December 31, 2002 and 2001, respectively. Proforma basic and diluted earnings per share had compensation expense been recorded would be $.65 and $.63 for 2002, respectively, and $.48 and $.47 for 2001, respectively. Assumptions utilized in determining the option values include: risk free interest rate of 4.5% in 2002 and 7% in 2001, 10 year expected life, 10% expected volatility and no expected dividends.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE O	INCOME TAXES

The components of the provision for federal income tax expense are as follows:

	2002	2001
Current	$ 875,095	$ 514,148
Deferred	(222,043)	(344,648)
	$ 653,052	$ 169,500

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% on earnings as follows:

	2002	2001
Taxes calculated at statutory rate	$ 981,568	$ 474,592
Decrease resulting from:
Nontaxable interest income	(280,776)	(175,983)
Nontaxable increase in cash surrender value	(106,341)	(53,547)
Other	58,601	(75,562)
	$ 653,052	$ 169,500

Significant deferred tax assets and liabilities are as follows:

	2002	2001
Deferred Tax Assets
Loan loss reserve	$ 855,640	$ 686,969
Unrealized loss on securities	-	96,452
Deferred compensation	53,493	-
Deferred acquisition costs	6,444	-
	915,577	783,421
Deferred Tax Liabilities
Depreciable assets	(299,626)	(54,153)
Unrealized gain on securities	(160,757)	-
Core deposit intangible	(717,190)	-
Deferred gain	-	(53,773)
	(1,177,573)	(107,926)
Net Deferred Tax (Liability) Asset	$ (261,996)	$ 675,495

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE P	COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases office facilities under non-cancelable operating leases. Rent expense for the years ended December 31, 2002 and 2001 relating to operating leases amounted to $556,637 and $557,654, respectively. Future minimum lease payments under the non-cancelable operating leases are as follows:

2003	$ 521,729
2004	513,001
2005	513,647
2006	511,412
2007	466,787
Thereafter	1,216,564
$3,743,140

In 1999, the Bank sold, and leased back pursuant to a three-year lease, one of its office buildings for a net gain amounting to approximately $580,000. Of this amount, approximately $359,000 was recognized into income and $221,000 was deferred to be recognized ratably over the life of the lease agreement. During 2002 and 2001, approximately $74,000 of the deferred gain was recognized as a reduction of rent expense each year.

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

The Bank has $4,000,000 and $3,000,000 overnight lines of credit with Texas Independent Bank – The Independent Bankers Bank and Southwest Bank of Texas, respectively.

The Bank is subject to claims and lawsuits, which arise, primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Bank, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE Q	ACQUISITION OF THE EXPRESS BANK

In January 2002, the Company entered into a stock purchase agreement with The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000 and acquisition costs totaling $136,541. The purchase of The Express Bank was completed May 10, 2002.

The following unaudited pro forma combined results of operations of the Company for the years ended December 31, 2002 and 2001 assume the acquisition had occurred as of the beginning of the respective periods.

	2002	2001
Interest Income	$23,421,738	$23,509,124
Net Interest Income	$16,539,109	$13,919,890
Net Earnings	$ 2,466,215	$ 1,903,355
Net Earnings Available to Common Stockholders	$ 2,115,867	$ 1,553,007
Pro forma Basic Earnings Per Share	$ 0.76	$ 0.57
Pro forma Weighted Average Number of Shares Outstanding	2,795,276	2,740,526

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

NOTE R	REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by their primary federal regulators. These regulations for the Bank include, but are not limited to, the payment of dividends in excess of the sum of the current year’s earnings plus undistributed earnings from the prior two years. As of December 31, 2002, the Bank had $3,959,901 of retained earnings that could be paid under this restriction. These regulations for the Company include, but are not limited to, the payment of dividends out of income available over the past year and only if prospective earnings retention is consistant with the Company's expected future needs and financial condition. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the financial statements of the Company and Bank. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s capital amount and the Bank’s classification under the regulatory framework for prompt corrective action guidelines are also subject to qualitative judgments by the regulators.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE R	REGULATORY MATTERS (CONTINUED)

To meet the capital adequacy requirements, the Company and Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all the capital adequacy requirements to which they are subject.

The most recent notifications from the regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as adequately capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage and capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002 (Consolidated)
Total Risk Based Capital	$35,766,000	12.5%	$22,933,000	8.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$32,750,000	11.4%	$11,466,000	4.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$32,750,000	9.4%	$13,969,000	4.0%	N/A
(to Adjusted Total Assets)
2002 (First Community Bank)
Total Risk Based Capital	$26,923,000	11.2%	$19,252,000	8.0%	$24,065,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$24,316,000	10.1%	$ 9,626,000	4.0%	$14,439,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$24,316,000	7.5%	$13,057,000	4.0%	$16,321,000	5.0%
(to Adjusted Total Assets)
2002 (The Express Bank)
Total Risk Based Capital	$ 7,899,000	17.4%	$ 3,638,000	8.0%	$ 4,548,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$ 7,490,000	16.5%	$ 1,819,000	4.0%	$ 2,729,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$ 7,490,000	9.5%	$ 3,154,000	4.0%	$ 3,942,000	5.0%
(to Adjusted Total Assets)

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE R	REGULATORY MATTERS (CONTINUED)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001 (Consolidated)
Total Risk Based Capital	$31,352,000	14.7%	$17,100,000	8.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$25,898,000	12.1%	$ 8,550,000	4.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$25,898,000	9.4%	$11,080,000	4.0%	N/A
(to Adjusted Total Assets)
2001 (First Community Bank)
Total Risk Based Capital	$25,629,000	12.0%	$17,076,000	8.0%	$21,345,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$23,609,000	11.1%	$ 8,538,000	4.0%	$12,807,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$23,609,000	8.5%	$11,068,000	4.0%	$13,836,000	5.0%
(to Adjusted Total Assets)

NOTE S	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Cash Equivalents — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities — For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using the quoted market price for similar securities.

Other Investments – Other investments consist of Federal Reserve Bank Stock, Federal Home Loan Bank Stock, Texas Independent Bank Stock and other bank stock. For these investments, cost which is generally the carrying amount is a reasonable estimate of fair value.

Loan and Lease Receivables – For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. The fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered for loans with similar terms to borrowers of comparable credit quality. The carrying amount of accrued interest approximates its fair value.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE S	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Deposit Liabilities – The fair values disclosed for demand deposits, savings accounts, and money market deposits are reported at a value equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Federal Home Loan Bank Advances, Federal Funds Purchased, and Other Liabilities — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts – The fair value of the Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts is considered to be the carrying value at December 31, 2002 due to the rate feature of the securities.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Values	Carrying Amount	Fair Values
Financial Assets
Cash and cash equivalents	$ 32,707	$ 32,707	$ 13,715	$ 13,715
Investment securities	97,923	97,923	63,030	63,030
Other investments	3,069	3,069	2,686	2,686
Loans and leases, net	257,738	248,358	191,253	191,600
Total Financial Assets	$391,437	$382,057	$270,684	$271,031
Financial Liabilities
Deposits	$338,267	$328,034	$216,408	$209,119
Federal Home Loan Bank
advances and Fed Funds purchased	38,795	38,795	40,997	40,997
Other liabilities	1,968	1,968	648	648
Company obligated mandatorily
redeemable trust preferred
securities of subsidiary trusts	10,000	10,000	10,000	10,000
Total Financial Liabilities	$389,030	$378,797	$268,053	$260,764

The fair value estimates are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE T	SUBSEQUENT EVENT

Due to further deterioration of certain loans, the Bank charged off approximately $430,000 in loans and leases to the allowance for possible credit losses in March 2003. Specific reserve allocations for the six loans and leases charged off totaled approximately $66,000 at December 31, 2002.