Form 10KSB/A
period 2002-12-31
FIRST COMMUNITY CAPITAL CORP
filed 2003-04-15
CIK 1138677

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

Mark One

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-32609

FIRST COMMUNITY CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Texas	76-0676739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14200 Gulf Freeway

Houston, Texas 77034

(Address of principal executive offices including zip code)

(281) 996-1000

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of class:
Common Stock, $0.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2002: $25,545,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2003 computed by reference to the price at which the common equity was last sold in a private transaction, of $13.50 per share, was $30,227,688.

As of March 28, 2003, the number of outstanding shares of common stock was 2,847,121.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, are incorporated by reference into Part III, Items 9-12 of this Form 10-KSB.

Transitional Small Business Disclosure Format

(Check One) Yes ☐    No ☒

Explanatory Note to Amendment No. 1

The Registrant hereby amends its Form 10-KSB for the purposes of (i) correcting the cover page of the Form 10-KSB to include the required information regarding the securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, (ii) including the conformed signatures of two of the Registrant’s Directors which were inadvertently omitted from the original electronic filing of the Form 10-KSB and (iii) correcting a typographical error on the signature page and clarifying that Nigel J. Harrison, the Registrant’s President and Chief Executive Officer, is also a Director. Other than these changes, the original Form 10-KSB filed on April 4, 2003 is not being amended in any respect.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2003

FIRST COMMUNITY CAPITAL CORPORATION

By:	/s/ Nigel J. Harrison
Nigel J. Harrison President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 4, 2003.

By:	/s/ Nigel J. Harrison	By:	/s/ Barry M. Blocker
Name: Title:	Nigel J. Harrison President and Chief Executive Officer; Director (principal executive officer)	Name: Title:	Barry M. Blocker Senior Vice President and Controller (principal financial officer)

By:	/s/ Linn C. Eignus	By:	/s/ George A. Clark, Jr.
Name: Title:	Linn C. Eignus Director	Name: Title:	George A. Clark, Jr. Director

By:	/s/ Robert A. Ferstl	By:	/s/ Thomas R. Johnson
Name: Title:	Robert A. Ferstl Director	Name: Title:	Thomas R. Johnson Director

By:	/s/ Louis F. Goza	By:	l
Name: Title:	Louis F. Goza Director	Name: Title:	Kenneth A. Love Director

By:	/s/ Charles L. Whynot	By:	j
Name: Title:	Charles L. Whynot Director	Name: Title:	Richard L. Wagoner Director

By:	l
Name: Title:	George I. Pinder Director

CERTIFICATIONS

I, Nigel J. Harrison, President and Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-KSB of First Community Capital Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 4, 2003

/s/ Barry M. Blocker
Barry M. Blocker Senior Vice President and Controller

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 1 to From 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2003

FIRST COMMUNITY CAPITAL CORPORATION

By:	/s/ NIGEL J. HARRISON
Nigel J. Harrison President and Chief Executive Officer

CERTIFICATIONS

I, Nigel J. Harrison, President and Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-KSB of First Community Capital Corporation;

2	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 15, 2003

/s/ NIGEL J. HARRISON
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

Date: April 15, 2003

/s/ BARRY M. BLOCKER
Barry M. Blocker Senior Vice President and Controller