Form 10QSB
period 2003-03-31
FIRST COMMUNITY CAPITAL CORP
filed 2003-05-19
CIK 1138677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------    ----------

                        Commission File Number 000-32609

                       FIRST COMMUNITY CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                     Texas                                  76-0676739
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

As of May 14, 2003, there were 2,859,121 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                       FIRST COMMUNITY CAPITAL CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
           Consolidated Statements of Condition as of March 31, 2003 (Unaudited) and December 31, 2002....4
           Consolidated Statements of Earnings for the Three Months Ended March 31, 2003
              and 2002 (Unaudited)........................................................................5
           Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
              March 31, 2003 and 2002 (Unaudited).........................................................6
           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003
              and 2002 (Unaudited)........................................................................7
           Notes to Consolidated Financial Statements.....................................................8

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations...........10

Item 3.  Controls and Procedures.........................................................................24

PART II - OTHER INFORMATION..............................................................................24

Item 1. Legal Proceedings................................................................................24

Item 2. Changes In Securities And Use Of Proceeds........................................................24

Item 3. Defaults Upon Senior Securities..................................................................24

Item 4. Submission Of Matters To A Vote Of Security Holders..............................................24

Item 5. Other Information................................................................................24

Item 6. Exhibits And Reports On Form 8-K.................................................................25

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the future plans of First Community Capital Corporation (the "Company"), strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                   March 31,    December 31,
                                                     2003           2002
                                                 ------------   ------------
                    ASSETS

Cash and due from banks                          $ 21,077,791   $ 26,033,001
Federal funds sold                                  4,600,000      6,673,857
                                                 ------------   ------------

   Total cash and cash equivalents                 25,677,791     32,706,858

Securities available for sale                     112,319,235     97,922,723
Other investments                                     290,000        290,000

Loans and leases, net of unearned fees            262,616,900    260,754,646
Less allowance for possible credit losses          (2,913,055)    (3,016,605)
                                                 ------------   ------------
   Loans and leases, net                          259,703,845    257,738,041

Bank premises and equipment, net                    9,297,282      9,230,536
Accrued interest receivable                         1,733,974      1,719,919
Federal Home Loan Bank stock                        2,141,100      2,113,400
Federal Reserve Bank stock                            625,300        625,300
Texas Independent Bank stock                           40,000         40,000
Bank owned life insurance                           8,092,509      7,884,410
Other real estate owned                               369,000        520,000
Goodwill                                            6,578,425      6,578,425
Core deposit intangible                             2,076,931      2,109,383
Other assets                                        2,048,925      1,881,960
                                                 ------------   ------------

                                                 $430,994,317   $421,360,955
                                                 ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits:
   Noninterest-bearing                           $ 96,474,669   $ 92,780,242
   Interest-bearing                               257,172,370    245,486,610
                                                 ------------   ------------
   Total Deposits                                 353,647,039    338,266,852

Federal Home Loan Bank borrowings                  32,494,570     34,794,570
Fed funds purchased                                        --      4,000,000
Accrued interest payable and other liabilities      2,029,808      1,967,943
                                                 ------------   ------------

   Total Liabilities                              388,171,417    379,029,365
                                                 ------------   ------------

Commitments and Contingencies

Company obligated mandatorily redeemable trust
   preferred securities of subsidiary trust        10,000,000     10,000,000
                                                 ------------   ------------

Stockholders' Equity
   Preferred stock                                      3,850          3,850
   Common stock                                        28,600         28,600
   Treasury stock, at par                                (128)          (128)
   Capital surplus                                 28,757,665     28,757,665
   Retained earnings                                3,651,752      3,000,384
   Accumulated other comprehensive income             381,161        541,219
                                                 ------------   ------------

   Total Stockholders' Equity                      32,822,900     32,331,590
                                                 ------------   ------------

                                                 $430,994,317   $421,360,955
                                                 ============   ============

See accompanying notes.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                   Unaudited
                                                             -----------------------
                                                                2003         2002
                                                             ----------   ----------
INTEREST INCOME
   Interest and fees on loans                                $4,715,690   $3,903,259
   Securities available for sale                                905,205      731,045
   Other investments                                             28,629          154
   Federal funds sold                                            61,972       21,296
                                                             ----------   ----------

   Total Interest Income                                      5,711,496    4,655,754
                                                             ----------   ----------

INTEREST EXPENSE
   Deposits                                                   1,341,045    1,240,201
   Other borrowed funds                                         232,519      255,572
                                                             ----------   ----------

   Total Interest Expense                                     1,573,564    1,495,773
                                                             ----------   ----------

NET INTEREST INCOME                                           4,137,932    3,159,981

PROVISION FOR POSSIBLE CREDIT LOSSES                           (475,000)    (375,000)
                                                             ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE CREDIT LOSSES                                     3,662,932    2,784,981
                                                             ----------   ----------

NON-INTEREST INCOME
   Service charges                                              837,108      514,169
   Gain (loss) on sales of securities                           133,172      (18,254)
   Other                                                        142,679       70,657
                                                             ----------   ----------

   Total Non-Interest Income                                  1,112,959      566,572
                                                             ----------   ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                             1,770,035    1,308,780
   Net occupancy and equipment expense                          585,433      435,585
   Professional and outside service fees                        393,757      369,133
   Office expenses                                              266,060      206,764
   Minority interest expense, trust preferred securities        191,914      204,551
   Other                                                        730,051      441,593
                                                             ----------   ----------

   Total Non-Interest Expense                                 3,937,250    2,966,406
                                                             ----------   ----------

EARNINGS BEFORE INCOME TAXES                                    838,641      385,147

INCOME TAXES                                                    187,273       87,262
                                                             ----------   ----------

NET EARNINGS                                                    651,368      297,885

OTHER COMPREHENSIVE (LOSS) INCOME
   Unrealized (loss) gain on available for sale securities    (160,058)       98,072
                                                             ----------   ----------

COMPREHENSIVE INCOME                                         $  491,310   $  395,957
                                                             ==========   ==========

See accompanying notes.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                              March 31, 2003 (Unaudited)
                                ---------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                Other
                                Preferred    Common   Treasury     Capital      Retained    Comprehensive
                                  Stock      Stock      Stock      Surplus      Earnings    Income (Loss)      Total
                                ---------   -------   --------   -----------   ----------   -------------   -----------
Balance - December 31, 2002       $3,850    $28,600    $(128)    $28,757,665   $3,000,384     $ 541,219     $32,331,590

Net Earnings                          --         --       --              --      651,368            --         651,368

Unrealized Loss on Securities         --         --       --              --           --      (160,058)       (160,058)
                                                                                                            -----------

Total Comprehensive Income                                                                                      491,310

Dividends Paid                        --         --       --              --           --            --              --
                                  ------    -------    -----     -----------   ----------     ---------     -----------

Balance - March 31, 2003          $3,850    $28,600    $(128)    $28,757,665   $3,651,752     $ 381,161     $32,822,900
                                  ======    =======    =====     ===========   ==========     =========     ===========

                                                              March 31, 2002 (Unaudited)
                                ---------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                Other
                                Preferred    Common   Treasury     Capital      Retained    Comprehensive
                                  Stock      Stock      Stock      Surplus      Earnings    Income (Loss)      Total
                                ---------   -------   --------   -----------   ----------   -------------   -----------
Balance - December 31, 2001        $--      $23,252     $(88)    $18,449,652   $1,226,358     $(187,231)    $19,511,943

Net Earnings                        --           --       --              --      297,885            --         297,885

Unrealized Gain on Securities       --           --       --              --           --        98,072          98,072
                                                                                                            -----------

Total Comprehensive Income                                                                                      395,957

Dividends Paid                      --           --       --              --           --            --              --
                                   ---      -------     ----     -----------   ----------     ---------     -----------

Balance - March 31, 2002           $--      $23,252     $(88)    $18,449,652   $1,524,243     $ (89,159)    $19,907,900
                                   ===      =======     ====     ===========   ==========     =========     ===========

See accompanying notes.

                            FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                 Unaudited
                                                         ---------------------------
                                                             2003           2002
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $    651,368   $    297,885
                                                         ------------   ------------
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
   Provision for possible credit losses                       475,000        375,000
   Provision for depreciation                                 254,572        173,770
   Deferred gain on sale of bank premises                          --        (18,483)
   Amortization of core deposits                               32,452             --
   Amortization and accretion of premiums and
      discounts on investment securities, net                 132,508         62,209
   (Gain) Loss on sale of securities                         (133,172)        18,254
   Change in operating assets and liabilities:
      Accrued interest receivable                             (14,055)       202,531
      Other real estate owned                                 151,000             --
      Other assets                                           (166,965)     1,354,015
      Accrued interest payable and other liabilities           61,865         69,675
                                                         ------------   ------------

   Total adjustments                                          793,205      2,236,971
                                                         ------------   ------------

   Net cash provided by operating activities                1,444,573      2,534,856
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities, paydowns, and sales of
      available for sale investment securities             30,567,190     35,607,695
   Purchases of investment securities                     (45,123,096)      (570,000)
   Net increase in loans                                   (2,440,804)   (13,053,147)
   Purchases of bank premises and equipment, net             (321,318)      (308,793)
   Bank owned life insurance                                 (208,099)    (2,366,607)
   Purchase of Federal Home Loan Bank Stock                   (27,700)       (12,000)
   Purchase of Federal Reserve Bank stock                          --       (133,900)
   Purchase of deposits in financial institutions                  --    (23,900,000)
                                                         ------------   ------------

   Net cash used by investing activities                  (17,553,827)    (4,736,752)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits             3,694,427      2,730,240
   Net increase in interest-bearing deposits               11,685,760      7,828,907
   Federal Home Loan Bank borrowings                       (2,300,000)    (5,800,000)
   Purchase of Federal Funds                               (4,000,000)    (3,200,000)
                                                         ------------   ------------

   Net cash provided by financing activities                9,080,187      1,559,147
                                                         ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (7,029,067)      (642,749)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           32,706,858     13,714,704
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 25,677,791   $ 13,071,955
                                                         ============   ============

See accompanying notes.

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE A BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB/A of First Community Capital Corporation for the year ended December 31, 2002.

NOTE B EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") were computed as follows:

                                             Three Months Ended March 31
                                        ---------------------------------------
                                               2003                 2002
                                        ------------------   ------------------
                                                      Per                  Per
                                          Amount     Share     Amount     Share
                                        ----------   -----   ----------   -----
             Net Earnings               $  651,368           $  297,885
             ------------
     Less undeclared dividends
        on preferred stock                 (87,587)                  --
                                        ----------           ----------

     Net earnings available to
        common shareholders             $  563,781           $  297,885
                                        ==========           ==========

                Basic
                -----
     Weighted Average Shares
        Outstanding                      2,847,121   $0.20    2,316,400   $0.13
                                                     =====                =====

               Diluted
               -------
     Add incremental shares for:
     Assumed exercise of
        outstanding options                110,763               37,880
                                        ----------           ----------
                                         2,957,884   $0.19    2,354,280   $0.13
                                        ==========   =====   ==========   =====

                                             FIRST COMMUNITY CAPITAL CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE C STATEMENTS OF CASH FLOWS

     Interest payments of $1,619,379 and $1,556,731 were made during the three-month periods ended March 31, 2003 and 2002, respectively. The Company made no federal income tax payments during the three-month period ended March 31, 2003. Federal income tax payments of approximately $20,000 were made during the three-month period ended March 31, 2002.

NOTE D ACQUISITION OF THE EXPRESS BANK

     In January 2002, the Company entered into a stock purchase agreement with the shareholders of The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000 and acquisition costs totaling $136,541. The purchase of The Express Bank was completed May 10, 2002. For a period of time the Company operated The Express Bank as a separate subsidiary of the Company. On February 20, 2003, a data processing conversion was completed simultaneously with the purchase of substantially all the assets and assumption of liabilities of The Express Bank by First Community Bank. As a result of this transaction, The Express Bank has minimal capital and assets at March 31, 2003. On April 14, 2003, The Express Bank merged into Chinatrust Bank (U.S.A.), an unrelated financial institution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated as a business corporation under the laws of the State of Texas in January 2001 and became a holding company for First Community Bank, N.A. (the "Bank") on March 1, 2001. The Company provides a diversified range of commercial banking products and services to small and medium sized businesses, public and governmental organizations and consumers through twelve full-service banking locations in or near Houston, Texas.

Recent Developments

     In March 2003, the Bank filed an application with the Office of the Comptroller of Currency ("OCC") to open a full service branch in San Antonio, Texas. The anticipated opening is expected to be in August 2003. An experienced officer staff from the San Antonio area has been hired to manage the new office. With the addition of the San Antonio branch and the expected opening of the Silver Lake branch in Pearland during the second quarter of this year, the Bank will have fourteen full service locations.

Overview

     In January 2002, the Company entered into a stock purchase agreement with the shareholders of The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000. The purchase of The Express Bank was completed May 10, 2002. The Company has operated The Express Bank as a separate subsidiary. On February 20, 2003, a data processing conversion was completed simultaneously with the purchase of substantially all the assets and assumption of liabilities of The Express Bank by the Bank. Subsequently, on April 14, 2003, The Express Bank was merged with and into an unaffiliated bank for a purchase premium. When comparing financial results of the Company as of March 31, 2003 and 2002 and the three months then ended, the variances are largely the result of the acquisition of The Express Bank.

     For the three months ended March 31, 2003, net income was $651,000, an increase of $353,000 or 118.5% compared with net income of $298,000 for the three months ended March 31, 2002.

     Total assets were $430,994,000 at March 31, 2003 compared with $421,361,000 at December 31, 2002, an increase of $9,633,000 or 2.3%. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, increased to $259,704,000 at March 31, 2003 from $257,738,000 at December 31,
2002, an increase of $1,966,000 or 0.8%. Total deposits were $353,647,000 at March 31, 2003 compared with $338,267,000 at December 31, 2002, an increase of $15,380,000 or 4.5%. Stockholders' equity increased approximately $491,000 during the three month period ended March 31, 2003 compared with year-end 2002.

Results of Operations

Earnings

     For the three months ended March 31, 2003, the Company earned $651,000 or $0.20 per weighted average common share ($0.19 per common share on a fully diluted basis), compared with $298,000 for the three months ended March 31, 2002, or $0.13 per weighted average common share ($0.13 per common share on a fully diluted basis). This increase in earnings is the result of the acquisition of The Express Bank and the growth in the investment and loan and lease portfolios which was funded by the growth in deposits. Additionally, service charge income increased significantly due to the increased number of deposit accounts. Also contributing to increased earnings was $133,000 from gains on the sale of investment securities in the three month period ended March 31, 2003 compared with a loss of $18,254 for the same period in 2002.

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

     Net interest income increased $978,000 or 30.9% to $4,138,000 for the three months ended March 31, 2003 compared with the three months ended March 31, 2002. The increase is attributable to growth of the loan and lease portfolio, growth in the investment portfolio, and the acquisition of The Express Bank. A reduction in interest expense due to lower deposit rates in the first quarter of 2003 also contributed to the increase in net interest income.

     Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

     The following table presents for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earnings assets for the same periods. No tax-equivalent adjustments were made and all average balances are yearly average balances. Nonaccruing loans and leases have been included in the table as loans and leases carrying a zero yield.

                                                                 For the three months ended March 31,
                                                     -------------------------------------------------------------
                                                                  2003                            2002
                                                     -----------------------------   -----------------------------
                                                                Interest   Average               Interest  Average
                                                      Average   Earned/    Yield/     Average    Earned/   Yield/
                                                      Balance    Paid       Rate      Balance     Paid      Rate
                                                     --------   --------   -------   --------   --------   -------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
   Loans and Leases...............................   $260,232    $4,716      7.35%   $199,809    $3,903      7.92%
   Taxable securities.............................     85,833       767      3.62      47,412       634      5.42
   Tax-exempt securities..........................     12,964       138      4.32       8,267        97      4.76
Federal Funds Sold and other temporary
   investments....................................     19,829        90      1.84       7,643        22      1.17
                                                     --------    ------              --------    ------
      Total interest-earning assets...............    378,857     5,711      6.11     263,131     4,656      7.18
                                                     --------    ------              --------    ------

   Less allowance for possible credit losses......     (2,976)                         (2,088)

   Total interest-earning assets, net of
      allowance for possible credit losses........    375,882                         261,043
   Noninterest-earning assets.....................     50,296                          27,534
                                                     --------                        --------

      Total assets................................   $426,178                        $288,577
                                                     ========                        ========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Interest-bearing demand deposits...............   $ 34,722    $   55      0.64%   $  2,909    $    9      1.25%
   Saving and money market accounts...............     93,134       290      1.27      70,220       320      1.85
   Time deposits..................................    123,762       996      3.26      79,830       911      4.63
   Federal funds purchased and other
      borrowings..................................     33,571       232      2.80      38,784       256      2.68
                                                     --------    ------              --------    ------
      Total interest-bearing liabilities..........    285,189     1,573      2.24     191,743     1,496      3.16
                                                     --------    ------              --------    ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits............     94,506                          67,872
   Other liabilities..............................      3,906                            (773)
   Company obligated mandatorily redeemable
      trust preferred securities of subsidiary
      trust.......................................     10,000                          10,000
                                                     --------                        --------
      Total liabilities...........................    393,601                         268,842
                                                     --------                        --------
Shareholders' equity.............................      32,577                          19,735
                                                     --------                        --------
   Total liabilities and shareholders' equity.....   $426,178                        $288,577
                                                     ========                        ========

Net interest income..............................                $4,138                          $3,160


Net interest spread..............................                            3.87%                           4.02%


Net interest margin(1)...........................                            4.43%                           4.87%


----------

(1) The net interest margin is equal to net interest income divided by average interest-earning assets.

     The following table compares the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated to rate.

                                                      Three Months Ended March 31,
                                                         2003 compared with 2002
                                                      ----------------------------
                                                      Increase (Decrease)
                                                             Due to
                                                      -------------------
                                                        Volume    Rate       Total
                                                        ------   -----      ------
                                                          (dollars in thousands)
Interest-earning assets:
   Loans and leases, including fees ...............     $1,095   $(282)     $  813
   Investment securities ..........................        393    (219)        174
   Federal funds sold .............................         55      13          68
                                                        ------   -----      ------
     Increase (decrease) in interest income .......      1,543    (488)      1,055
                                                        ------   -----      ------

Interest-bearing liabilities:
   Deposits other than time .......................        148    (132)         16
   Time, $100,000 and over ........................        269    (132)        137
   Time under $100,000 ............................         90    (142)        (52)
   Federal funds purchased and other borrowings ...        (34)     10         (24)
                                                        ------   -----      ------
     Increase (decrease) in interest expense ......        473    (396)         77
                                                        ------   -----      ------
Increase (decrease) in net interest income ........     $1,070   $ (92)     $  978
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

     The provision for possible credit losses for the three months ended March 31, 2003 was $475,000 an increase of $100,000 from $375,000 for the three months ended March 31, 2002. The increased provision was made in response to the growth of and risk inherent in the loan and lease portfolio.

Non-Interest Income and Non-Interest Expense

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

 The following table compares the various components of the change in non-interest income and expense information for the periods indicated:

                                                           Three Months Ended
                                                             March 31, 2003
                                                           compared with 2002
                                                          --------------------
                                                           Increase
                                                          (Decrease)     %
                                                          ----------   -----
                                                         (dollars in thousands)
Non-interest income:
Service charges ......................................       $323       62.8%
Gain on the sale of investment securities ............        151        n/a
Other operating income ...............................         72      101.4
                                                             ----
   Total non-interest income .........................       $546
                                                             ====

Non-interest expense:
Salaries and employee benefits .......................        461       35.2%
Professional & outside service fees ..................         25        6.8
Occupancy expense and equipment ......................        150       34.5
Office expenses ......................................         59       28.5
Minority interest expense, trust preferred
   securities ........................................        (12)      (5.9)
Other ................................................        288       65.2
                                                             ----
   Total non-interest expense ........................       $971
                                                             ====

     For the three months ended March 31, 2003, the Company earned $837,000 in income from service charges, an increase of $323,000 or 62.8% in income from service charges compared with income from service charges of $514,000 for the three months ended March 31, 2002. Total non-interest income increased in this period by $546,000 or 96.3% compared with the same period in 2002. The increase is mainly attributable to the purchase of The Express Bank.

     The major component of non-interest expense is employee compensation and benefits. The Company's non-interest expenses also include expenses, which the Company incurs in the course of day-to-day operations, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising, supplies. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each market area. The initial branch expansion expense reduces earnings until branch growth is sufficient to cover those expenses.

     Non-interest expense for the three months ended March 31, 2003 increased $971,000 or 32.7% to $3,937,000 compared with non-interest expense of $2,966,000 for the three months ended March 31, 2002. The increase is mainly the result of higher salaries and benefits, occupancy expenses, costs of other services associated with loan and deposit growth, minority interest expense on trust preferred securities and the data processing conversion expense associated with the acquisition of The Express Bank.

Income Taxes

     Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense increased $100,000 or 114.9% to $187,000 for the three months ended March 31, 2003 compared with $87,000 for the three months ended March 31, 2002. This was due to the increase in earnings during this time frame.

Financial Condition

Loan and Lease Portfolio

     The loan and lease portfolio is the largest category of the Company's earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around the Texas counties of Harris, Brazoria and Galveston. The Company's primary strategy is to provide full service commercial banking with experienced loan officers and staff who focus on small to medium-sized businesses with loan requirements between $50,000 and $3,500,000. This strategy includes building strong relationships while providing comprehensive banking services including working capital, fixed asset, real estate, and personal loan needs, and lease financing. Additional loan services are also provided through third party providers such as long-term mortgages and factoring.

     At March 31, 2003, loans and leases net of unearned discount and fees had increased approximately $1,862,000 or 0.7% to $262,617,000 from $260,755,000 at
December 31, 2002, primarily as a result of business development efforts of the Company.

  The following table shows the composition of the Company's loan and lease portfolio as of March 31, 2003 and December 31, 2002:

                                           As of March 31, 2003   As of December 31, 2002
                                           --------------------   -----------------------
                                             Amount    Percent        Amount    Percent
                                            --------   -------       --------  --------
                                                     (Dollars in thousands)
Commercial, financial and industrial ...    $ 58,160     22.2%       $ 59,385     22.7%
Construction/land development ..........      11,752      4.5%         19,472      7.5%
Real estate
   1-4 Family ..........................      24,916      9.5%         22,815      8.7%
   Multi family residential ............       5,092      1.9%          4,678      1.8%
   Non farm non residential ............     125,410     47.8%        116,653     44.7%
Consumer ...............................      26,653     10.1%         27,771     10.7%
Lease financing ........................      13,480      5.1%         12,782      4.9%
                                            --------    -----        --------    -----
   Gross loans and leases ..............     265,463    101.1%        263,556    101.0%
Less: unearned discount and fees .......      (2,846)    (1.1)%        (2,801)    (1.0)%
                                            --------    -----        --------    -----
   Total loans and leases ..............    $262,617    100.0%       $260,755    100.0%
                                            ========    -----        ========    -----

     The Company's real estate loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to seven years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower and guarantors. As of March 31, 2003, the Company's 1-4 family real estate loan portfolio was $24,916,000.

Nonperforming Assets

     The Company had $4,012,000 and $3,768,000 in nonperforming assets for the periods ended March 31, 2003 and December 31, 2002, respectively. The accrual of interest on loans or leases is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower's financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on nonaccrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan or lease. As of March 31, 2003, 48 loans and leases with an aggregate amount of $3,460,000 were on nonaccrual status. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

     Placing a loan or lease on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest, which had been accrued in the current year but not yet collected on the loan. Secondly, it eliminates future interest earnings with respect to that particular loan from the Company's revenues. Interest on such loans or leases is not recognized until the entire principal is collected or until the loan or lease is returned to a performing status.

     The Company may renegotiate the terms of a loan or lease because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There was one loan in such status at March 31, 2003 and December 31, 2002.

     The following table presents information regarding nonperforming assets of the dates indicated:

                                                                      As of         As of
                                                                    March 31,   December 31,
                                                                       2003         2002
                                                                    ---------   ------------
                                                                     (dollars in thousands)
Nonaccrual loans and leases .....................................    $3,460        $2,887
Restructured loans and leases ...................................        12            12
Loans and leases  which are  contractually  past due 90 or
   more days as to interest or principal payments but are not
   included above ...............................................       171           349
                                                                     ------        ------
      Total nonperforming loans and leases ......................    $3,643        $3,248
Other real estate ...............................................       369           520
                                                                     ------        ------
      Total nonperforming assets ................................    $4,012        $3,768
                                                                     ======        ======
Ratios:
   Nonperforming loans and leases to total loans ................      1.37%         1.23%
   Nonperforming assets to total loans and leases plus
      other real estate .........................................      1.51%         1.43%

Allowance for Possible Credit Losses

     The allowance for possible credit losses is established through charges to earnings in the form of a provision for possible credit losses. Actual credit losses or recoveries of credit losses are charged or credited directly to the allowance.

     The amount of the allowance for possible credit losses is determined by management after considering several factors, including the historical loss experience of the Company in relation to outstanding loans and leases, the existing level of the allowance for possible credit losses, reviews of loan or lease quality by management and bank regulatory authorities, peer group information and an evaluation of the economy of the Company's lending area. In addition to specific allocations based on a review of individual credits, management makes a provision for possible credit losses on a monthly basis for unexpected or unforeseen possible credit losses. The Company performs an analysis of its allowance on a quarterly basis.

     The Company charged off a net of $579,000 (0.2% of average loans and leases) and $1,073,000 (0.5% of average loans and leases) in loans and leases during the three month period ended March 31, 2003 and the year ended December 31, 2002, respectively.

     As of March 31, 2003, the Company's allowance for possible credit losses was $2,913,000 or 1.1% of the loans and leases outstanding compared with $3,017,000 or 1.0% of the loans and leases outstanding as of December 31, 2002. Although additional losses may occur, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at March 31, 2003.

     The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

                                                                             As of and for        As of and for
                                                                           the three months      the year ended
                                                                         ended March 31, 2003   December 31, 2002
                                                                         --------------------   -----------------
                                                                                  (dollars in thousands)
Loans and leases(1):

Average total loans and leases (net) outstanding during period........         $260,232             $230,544
                                                                               ========             ========
Total loans and leases outstanding at end of period...................         $262,617             $260,755
                                                                               ========             ========

Transactions in Allowance for Possible Credit Losses:

Balance at beginning of period........................................         $  3,017             $  2,020
Allowance acquired in the Express Bank acquisition....................               --                  500
Charge-offs for period:
   Commercial and industrial..........................................              (76)                (710)
   Real Estate........................................................             (235)                (351)
   Leases.............................................................             (246)                 (21)
   Consumer and other.................................................              (78)                (213)
Recoveries of loans and leases previously charged off:
   Commercial and industrial..........................................               45                   52
   Real estate........................................................                9                  155
   Leases.............................................................               --                   --
   Consumer and other.................................................                2                   15
                                                                               --------             --------
   Net charge offs....................................................             (579)              (1,073)
Provision for possible credit losses..................................              475                1,570
                                                                               --------             --------
Allowance for possible credit losses at end of period.................         $  2,913             $  3,017
                                                                               ========             ========
Ratios:
   Net loan and lease charge-offs to average loans and leases.........             0.22%                0.47%
   Net loan and lease charge-offs to end of period loans and leases...             0.22%                0.41%
   Allowance to average loans and leases..............................             1.12%                1.31%
   Allowance to end of period loans and leases........................             1.11%                1.16%
   Net loan and lease charge-offs to allowance........................            19.88%               35.57%

----------
(1) All loan and lease amounts are net of unearned discount.

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














                                                                         As of                As of
                                                                    March 31, 2003      December 31,2002
                                                                 -------------------   -------------------
                                                                          Percent of            Percent of
                                                                           Loans to              Loans to
                                                                         Total Loans           Total Loans
                                                                 Amount   and Leases   Amount   and Leases
                                                                 ------   ----------   ------   ----------
                                                                           (dollars in thousands)
Balance of allowance for possible credit losses applicable to:
     Commercial...............................................   $  707      22.1%     $  645      22.8%
     Real estate .............................................      597      63.5         524      62.6
     Consumer and other (net).................................        8      10.1           2      10.6
     Lease financing (net)....................................      381       4.3         162       4.0
     Unallocated..............................................    1,219                 1,684
                                                                 ------                ------
Total allowance for possible loan and lease losses............   $2,913                $3,017
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

     The following table presents an analysis of deposits by type at the indicated dates:

                                                        March 31,   December 31,
                                                           2003         2002
                                                        ---------   ------------
                                                         (dollars in thousands)

Noninterest-bearing deposits.........................    $ 96,475     $ 92,780
Interest-bearing deposits............................     134,472      124,170
CDs in amounts of less than $100M....................      49,409       50,240
CDs in amounts of $100M or more......................      73,291       71,077
                                                         --------     --------
   Total deposits....................................    $353,647     $338,267
                                                         ========     ========

     The Company's total deposits increased from $338,267,000 as of December 31, 2002 to $353,647,000 as of March 31, 2003, which represented an increase of $15,380,000 or 4.5%. Noninterest-bearing deposits constituted 27% of total deposits at March 31, 2003 and December 31, 2002. The increase can be attributed primarily to deposits of tax receipts in accounts of public entities and overall growth of the Company.

     The amount of deposits in certificates of deposit ("CDs") including IRAs and public funds in amounts of $100,000 or more was 24% of deposits as of March 31, 2003 compared to 21% as of December 31, 2002.

     Interest expense on CDs in amounts of $100,000 or more was $621,000 and $595,000 for the three months ended March 31, 2003 and 2002, respectively. This increase in interest expense is primarily the result of growth in the volume of these deposits. Interest expense on CDs in amounts of $100,000 or more was $2,515,000 for the year ended December 31, 2002. The higher cost of such funds relative to other deposits can have a negative impact on the Company's net interest margin.

     The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by the time remaining until maturity as of March 31, 2003:

                                                           As of March 31, 2003
                                                          ----------------------
Remaining maturity                                        (dollars in thousands)
------------------
3 months or less.......................................           $15,491
Over 3 through 6 months................................            14,295
Over 6 through 12 months...............................            21,194
Over 12 months.........................................            21,681
                                                                  -------
Total..................................................           $73,291
                                                                  =======

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

     The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4,000,000 overnight line of credit with TIB - The Independent Bankers Bank, Dallas, Texas, and a $3,000,000 overnight line of credit with Southwest Bank of Texas, Houston, Texas. The Banks' securities safekeeping is handled by the Federal Home Loan Bank of Dallas, which allows the Banks the capability of borrowing up to the amount of available collateral.

     In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks. These accounts had an aggregated balance of approximately $17,730,000 as of March 31, 2003. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of March 31, 2003, the balance in this account was approximately $14,681,000. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

Off-Balance Sheet Risk

     The Company is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

     At March 31, 2003 and at December 31, 2002, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $205,000 and $228,000, respectively, and unfunded loan commitments of $20,033,000 and $24,850,000, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company considers approximately 50.0% to be firm and will be exercised. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Borrowings

     During the first quarter of 2003, borrowings consisted of Federal Home Loan Bank borrowings. At March 31, 2003, FHLB borrowings were $32,495,000 compared to $31,497,000 at March 31, 2002. At March 31 2003, the Company had no federal funds purchased compared with $500,000 at this time in 2002. The FHLB borrowings were primarily used to purchase additional mortgage-backed and CMO securities at an attractive spread over the interest cost of those funds.

Investment Portfolio

     The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $112,319,000 at March 31, 2003, an increase of $14,396,000 or 14.7% from $97,923,000 at December 31, 2002.

Capital Resources

     Total stockholders' equity was $32,823,000 at March 31, 2003 compared with $32,332,000 at December 31, 2002, an increase of $491,000 or 1.5%. The increase was primarily due to the Company's earnings.

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

     The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. " Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for credit losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

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

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2003 to the minimum and well-capitalized regulatory standards:

                                              Minimum Required    To be Well Capitalized        Actual
                                                 for Capital      under Prompt Corrective      Ratio at
                                              Adequacy Purposes       Action Provisions     March 31, 2003
                                              -----------------   -----------------------   --------------
The Company
   Leverage ratio .........................       4.00%(1)                   N/A                 8.01%
   Tier 1 risk-based capital ratio ........       4.00                       N/A                11.62
   Total risk-based capital ratio .........       8.00                       N/A                12.64
The Bank(2)
   Leverage ratio .........................       4.00%(3)                  5.00%                8.98%
   Tier 1 risk-based capital ratio ........       4.00                      6.00                11.40
   Total risk-based capital ratio .........       8.00                     10.00                12.41

----------

(1) The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.

(2) The Express Bank had minimal capital and assets at March 31, 2003 due to the purchase and assumption transaction with the Bank in February 2003 and the pending merger with an unaffiliated bank. Accordingly, no separate data is shown for The Express Bank.

(3) The OCC may require the Bank to maintain a leverage ratio above the required minimum.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

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

     None

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

     Exhibits marked with an asterisk are filed with this Quarterly Report on Form 10-QSB

Exhibit
Number    Description of Exhibit
-------   ----------------------

  99.1*   Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2* Certification of the Controller pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the first quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST COMMUNITY CAPITAL CORPORATION
                                                       (Registrant)


Date: May 19, 2003                         /s/ Nigel J. Harrison
                                           -------------------------------------
                                           Nigel J. Harrison
                                           President and Chief Executive Officer


Date: May 19, 2003                         /s/ Michael McElray
                                           -------------------------------------
                                           Michael McElray
                                           Chief Financial Officer

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

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

     Date: May 19, 2003

     /s/ Nigel J. Harrison
     -------------------------------------
     Nigel J. Harrison
     President and Chief Executive Officer

I, Michael McElray, Chief Financial Officer of the registrant, certify that:

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

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

     Date: May 19, 2003

     /s/ Michael McElray
     ------------------------------------
     Michael McElray
     Chief Financial Officer