Form 10QSB
period 2003-06-30
FIRST COMMUNITY CAPITAL CORP
filed 2003-08-14
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-32609

FIRST COMMUNITY CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Texas	76-0676739
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification Number)

14200 Gulf Freeway

Houston, Texas 77034

(Address of principal executive offices, including zip code)

(281) 996-1000

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

As of August 5, 2003, there were 2,859,121 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒.

FIRST COMMUNITY CAPITAL CORPORATION

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this quarterly report, a form 10-QSB of First Community Capital Corporation (the “Company”), that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of the Company’s borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

•	changes in statutes and government regulations or their interpretations applicable to banks and the Company’s present and future subsidiaries, including changes in tax requirements and tax rates.

The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$22,346,825	$26,033,001
Federal funds sold	7,700,000	6,673,857

Total cash and cash equivalents	30,046,825	32,706,858
Securities available for sale	115,628,359	97,922,723
Other investments	290,000	290,000
Loans and leases, net of unearned fees	262,019,318	260,754,646
Less allowance for possible credit losses	(2,872,434)	(3,016,605)

Loans and leases, net	259,146,884	257,738,041
Bank premises and equipment, net	9,611,432	9,230,536
Accrued interest receivable	1,717,839	1,719,919
Federal Home Loan Bank stock	2,137,400	2,113,400
Federal Reserve Bank stock	619,300	625,300
Texas Independent Bank stock	40,000	40,000
Bank owned life insurance	8,168,004	7,884,410
Other real estate owned	1,727,024	520,000
Goodwill	6,578,425	6,578,425
Core deposit intangible	1,914,671	2,109,383
Other assets	1,845,459	1,881,960

	$439,471,622	$421,360,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$94,447,513	$92,780,242
Interest-bearing	260,274,568	245,486,610

Total Deposits	354,722,081	338,266,852
Federal Home Loan Bank borrowings	39,494,570	34,794,570
Fed funds purchased	—	4,000,000
Accrued interest payable and other liabilities	1,869,648	1,967,943

Total Liabilities	396,086,299	379,029,365

Commitments and Contingencies
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust	10,000,000	10,000,000

Stockholders’ Equity
Preferred stock	3,850	3,850
Common stock	28,720	28,600
Treasury stock, at par	(128)	(128)
Capital surplus	28,828,045	28,757,665
Retained earnings	4,162,616	3,000,384
Accumulated other comprehensive income	362,220	541,219

Total Stockholders’ Equity	33,385,323	32,331,590

	$439,471,622	$421,360,955

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
INTEREST INCOME
Loans, fees and leases	$4,761,047	$4,381,610
Securities available for sale	1,062,728	508,730
Other investments	39,031	92,133
Federal funds sold	2,106	53,008

Total Interest Income	5,864,912	5,035,481

INTEREST EXPENSE
Deposits	1,217,524	1,362,613
Other borrowed funds	242,745	135,655

Total Interest Expense	1,460,269	1,498,268

NET INTEREST INCOME	4,404,643	3,537,213
PROVISION FOR POSSIBLE CREDIT LOSSES	(450,000)	(269,985)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	3,954,643	3,267,228

NON-INTEREST INCOME
Service charges	928,293	668,843
Gain on sales of securities	113,642	9,313
Other	333,321	183,256

Total Non-Interest Income	1,375,256	861,412

NON-INTEREST EXPENSE
Salaries and employee benefits	1,954,497	1,664,112
Net occupancy and equipment expense	645,317	471,112
Professional and outside service fees	618,259	390,657
Office expenses	239,746	203,158
Minority interest expense, trust preferred securities	191,523	202,535
Other	1,034,475	956,781

Total Non-Interest Expense	4,683,817	3,888,355

EARNINGS BEFORE INCOME TAXES	646,082	240,285
INCOME TAXES	135,218	10,624

NET EARNINGS	$510,864	$229,661

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$423,276	$211,424

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.08

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
INTEREST INCOME
Interest and fees on loans	$9,476,737	$8,284,869
Securities available for sale	1,967,933	1,239,775
Other investments	101,003	113,429
Federal funds sold	30,735	53,162

Total Interest Income	11,576,408	9,691,235

INTEREST EXPENSE
Deposits	2,558,569	2,602,814
Other borrowed funds	475,264	391,227

Total Interest Expense	3,033,833	2,994,041

NET INTEREST INCOME	8,542,575	6,697,194
PROVISION FOR POSSIBLE CREDIT LOSSES	(925,000)	(644,985)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	7,617,575	6,052,209

NON-INTEREST INCOME
Service charges	1,765,401	1,183,012
Gain (loss) on sales of securities	246,814	(32,964)
Other	476,000	307,965

Total Non-Interest Income	2,488,215	1,458,013

NON-INTEREST EXPENSE
Salaries and employee benefits	3,724,532	2,972,892
Net occupancy and equipment expense	1,230,750	942,096
Professional and outside service fees	1,012,016	887,156
Office expenses	505,806	434,020
Minority interest expense, trust preferred securities	383,437	407,086
Other	1,764,526	1,241,540

Total Non-Interest Expense	8,621,067	6,884,790

EARNINGS BEFORE INCOME TAXES	1,484,723	625,432
INCOME TAXES	322,491	97,886

NET EARNINGS	$1,162,232	$527,546

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$987,057	$509,309

BASIC EARNINGS PER COMMON SHARE	$0.35	$0.21

DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.21

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ending June 30,
	2003	2002
NET EARNINGS	$510,864	$229,661

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (loss) gain on available for sale securities	(18,941)	641,407

COMPREHENSIVE INCOME	$491,923	$871,068

	Six Months Ending June 30,
NET EARNINGS	$1,162,232	$527,546

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (loss) gain on available for sale securities	(178,999)	739,479

COMPREHENSIVE INCOME	$983,233	$1,267,025

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	June 30, 2003 (Unaudited)
	Preferred Stock	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—December 31, 2002	$3,850	$28,600	$(128)	$28,757,665	$3,000,384	$541,219	$32,331,590
Issuance of Common Stock (12,000 shares)	—	120	—	70,380	—	—	70,500
Net Earnings	—	—	—	—	1,162,232	—	1,162,232
Unrealized Loss on Securities	—	—	—	—	—	(178,999)	(178,999)

Total Comprehensive Income	—	—	—	—	—	—	983,233
Balance—June 30, 2003	$3,850	$28,720	$(128)	$28,828,045	$4,162,616	$362,220	$33,385,323

	June 30, 2002 (Unaudited)
	Preferred Stock	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—December 31, 2001	$—	$23,252	$(88)	$18,449,652	$1,226,358	$(187,231)	$19,511,943
Issuance of Common Stock (523,094 shares)	—	5,231	—	5,367,610	—	—	5,372,841
Issuance of Preferred Stock (384,999 shares)	3,850	—	—	4,913,990	—	—	4,917,840
Net Earnings	—	—	—	—	527,546	—	527,546
Unrealized Gain on Securities	—	—	—	—	—	739,479	739,479

Total Comprehensive Income	—	—	—	—	—	—	1,267,025
Balance—June 30, 2002	$3,850	$28,483	$(88)	$28,731,252	$1,753,904	$552,248	$31,069,649

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,162,232	$527,546

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	925,000	644,985
Provision for depreciation	483,414	374,336
Deferred gain on sale of bank premises	—	(36,966)
Amortization of core deposits	194,712	—
Amortization and accretion of premiums and discounts on investment securities, net	619,428	95,748
Other Real Estate Owned	(1,207,024)	—
Loss on sale of other real estate owned, net	—	100,000
Gain on sale of securities	(246,814)	(32,964)
Change in operating assets and liabilities:
Accrued interest receivable	2,080	125,560
Other assets	36,501	1,149,818
Accrued interest payable and other liabilities	(98,295)	1,365,540

Total adjustments	709,002	3,786,057

Net cash provided by operating activities	1,871,234	4,313,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns, and sales of available for sale investment securities	71,150,811	53,153,675
Purchases of investment securities	(89,408,060)	(14,857,270)
Net increase in loans	(2,333,843)	(16,091,209)
Purchases of bank premises and equipment, net	(864,310)	(354,342)
Purchase of Federal Home Loan Bank Stock	(24,000)	(12,000)
Change of Federal Reserve Bank stock	6,000	(133,900)
The Express Bank acquisition	—	(15,136,541)
Cash from acquisition of The Express Bank	—	21,580,307
Change in cash surrender value of life insurance	(283,594)	(2,879,647)
Purchase of deposits in financial institutions	—	(624,414)

Net cash (used) provided by investing activities	(21,756,996)	24,644,659

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	1,667,271	66,093
Net increase in interest-bearing deposits	14,787,958	30,072,299
Federal home loan bank borrowings (repayments)	4,700,000	(30,697,000)
Proceeds from sale of common stock	70,500	5,372,841
Proceeds from sale of preferred stock	—	4,917,840
Repayment of federal funds purchased	(4,000,000)	(3,700,000)

Net cash provided by financing activities	17,225,729	6,032,073

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,660,033)	34,990,335
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,706,858	13,714,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,046,825	$48,705,039

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Capital Corporation for the year ended December 31, 2002.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 148 (“Statement 148”) “accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. Statement 148 amends FASB No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. First Community Capital Corporation has adopted only the disclosure provisions included in Statement 148, which are included in the notes to the consolidated financial statements for the three and six months ending June 30, 2003 and 2002.

As provided in Statement 123, the Company accounts for its stock compensation programs in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method no stock-based compensation expense is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123 as amended by Statement 148.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Earnings, as reported	$510,864	$229,661	$1,162,232	$527,546
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of all tax effects	(36,656)	(71,952)	(73,312)	(143,904)
Undeclared Dividends on Preferred Stock	(87,588)	(18,237)	(175,175)	(18,237)

Pro Forma Net Earnings Available to Common Stockholders	$386,620	$139,472	$913,745	$365,405

Earnings Per Share:
Basic-as reported	$0.15	$0.09	$0.35	$0.21
Basic-pro forma	$0.14	$0.06	$0.32	$0.15
Diluted-as reported	$0.14	$0.08	$0.33	$0.21
Diluted-pro forma	$0.13	$0.06	$0.31	$0.15
Weighted Average Shares Used to Compute EPS:
Basic	2,855,956	2,462,499	2,851,563	2,389,499
Diluted	2,966,956	2,505,542	2,962,563	2,432,542

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

NOTE B	EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed as follows:

	Three Months Ended June 30
	2003		2002
	Amount	Per Share	Amount	Per Share
Net Earnings	$510,864		$229,661
Less undeclared dividends on preferred stock	(87,588)		(18,237)

Net earnings available to common shareholders	$423,276		$211,424

Basic
Weighted Average Shares outstanding	2,855,956	$0.15	2,462,499	$0.09

Diluted
Add incremental shares for:
Assumed exercise of outstanding options	111,000		43,043

	2,966,956	$0.14	2,505,542	$0.08

	Six Months Ended June 30
	2003		2002
	Amount	Per Share	Amount	Per Share
Net Earnings	$1,162,232		$527,546
Less undeclared dividends on preferred stock	(175,175)		(18,237)

Net earnings available to common shareholders	$987,057		$509,309

Basic
Weighted Average Shares outstanding	2,851,563	$0.35	2,389,499	$0.21

Diluted
Add incremental shares for:
Assumed exercise of outstanding options	111,000		43,043

	2,962,563	$0.33	2,432,542	$0.21

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

NOTE C	STATEMENTS OF CASH FLOWS

Interest payments of $3,101,770 and $3,000,968 were made during the six-month periods ended June 30, 2003 and 2002, respectively. The Company made federal income tax payments of $275,000 and $170,000 during the six-month periods ended June 30, 2003 and 2002, respectively.

NOTE D	ACQUISITION OF THE EXPRESS BANK

In May 2002, the Company acquired The Express Bank for a cash payment of $15 million and acquisition costs totaling $136,541. The Company operated The Express Bank as a separate subsidiary until February 20, 2003. On that date a data processing conversion was completed simultaneously with the purchase of substantially all the assets and assumption of liabilities of The Express Bank by the Bank. On April 14, 2003, The Express Bank was merged with and into an unaffiliated bank for a purchase premium.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated as a business corporation under the laws of the State of Texas in January 2001 and became a holding company for First Community Bank, N.A. (the “Bank”) on March 1, 2001. The Company owns the Bank through its wholly owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. The Company, through the Bank, provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through 13 full-service banking locations in or near Houston, Texas.

Recent Developments

On May 10, 2002, the Company acquired The Express Bank, Alvin, Texas for a cash payment of $15 million. The Company operated The Express Bank as a separate subsidiary until February 20, 2003. On that date, a data processing conversion was completed simultaneously with the purchase of substantially all of the assets and assumption of liabilities of The Express Bank by the Bank. Subsequently, on April 14, 2003, The Express Bank was merged with and into an unaffiliated bank for a purchase premium. When comparing financial results of the Company as of June 30, 2003 and 2002 and the three months and six months then ended, the variances are impacted by the acquisition of The Express Bank.

In March 2003, the Bank filed an application with the Office of the Comptroller of Currency (the “OCC”) to open a full service branch in San Antonio, Texas. Approval was received on April 16, 2003. The anticipated opening is expected to be in September 2003. An experienced officer staff from the San Antonio area has been hired to manage the San Antonio branch.

On July 14, 2003, the Bank’s Silver Lake branch in Pearland opened for business. With the addition of the San Antonio branch and the Silver Lake branch, the Bank will have 14 full service locations.

In July 2003, the Bank filed an application with the OCC to open a full service branch in Webster, Texas at 1507 A. West Bay Area Blvd. Assuming timely receipt of approval, the opening is expected to be in December 2003.

Overview

For the three months ended June 30, 2003, net earnings were $510.9 thousand, a $281.2 thousand or 122.4% increase compared with net earnings of $229.7 thousand for the three months ended June 30, 2002. For the six months ended June 30, 2003, net earnings were $1.2 million, a $634.7 thousand or 120.3% increase compared with net earnings of $527.5 thousand for the six months ended June 30, 2002.

Total assets were $439.5 million at June 30, 2003 compared with $421.4 million at December 31, 2002, an increase of $18.1 million or 4.3%. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, increased to $259.1 million at June 30, 2003 from $257.7 million at December 31, 2002, an increase of $1.4 million or 0.5%. Total deposits were $354.7 million at June 30, 2003 compared with $338.3 million at December 31, 2002, an increase of $16.4 million or 4.8%. Stockholders’ equity increased approximately $1.1 million during the six month period ended June 30, 2003 compared with year-end 2002.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note A of the financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002. The Company believes that of its significant accounting policies, the following may involve a more significant degree of judgment and complexity than others:

Allowance for Possible Credit Losses—The allowance for possible credit losses is a reserve established through charges to earnings in the form of a provision for possible credit losses. Management has established an allowance for possible credit losses, which it believes is adequate for estimated losses in the Company’s loan and lease portfolio. Based on an evaluation of the loan and lease portfolio, management presents a quarterly review of the allowance for possible credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of non-performing assets and related collateral, the volume, growth and composition of the Company’s loan and lease portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan and lease portfolio through its internal and external loan review process and other relevant factors. Charge-offs occur when loans are deemed to be un-collectible.

Intangible Assets

The changes in the carrying amount of core deposit intangibles and goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows:

	Core Deposit Intangibles	Goodwill	Total

Balance, May 10, 2002	$2,369,000	$6,578,425	$8,947,425
Amortization	(259,617)	—	(259,617)

Balance, December 31, 2002	2,109,383	6,578,425	8,687,808
Amortization	(194,712)	—	(194,712)

Balance, June 30, 2003	$1,914,671	$6,578,425	$8,493,096

Results of Operations

Earnings

For the three months ended June 30, 2003, the Company earned $510.9 thousand, or $0.15 per weighted average common share ($0.14 per common share on a fully diluted basis), compared with $229.7 thousand for the three months ended June 30, 2002, or $0.09 per weighted average common share ($0.08 per common share on a fully diluted basis).

For the six months ended June 30, 2003, the Company earned $1.2 million, or $0.35 per weighted average common share ($0.33 per common share on a fully diluted basis), compared with $527.5 thousand for the six months ended June 30, 2002, or $0.21 per weighted average common share ($0.21 per common share on a fully diluted basis).

This increase in earnings during both periods is partially the result of the increase in investment securities as well as the acquisition of The Express Bank. The growth in the investment and loan and lease portfolios, which increased interest income, was funded by the growth in deposits. Additionally, service charge income was up significantly due to the increased number of deposit accounts from The Express Bank acquisition and internal growth. Also contributing to increased earnings was $246.8 thousand from gains on the sale of investment securities during the six months ended June 30, 2003, compared with a loss of $32.9 thousand on such sales during the six months ended June 30, 2002.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including investment securities and loans and leases, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income increased $900 thousand or 25.7% to $4.4 million for the three months ended June 30, 2003 compared with $3.5 million for the three months ended June 30, 2002. The increase is attributable mainly to growth of the loan and lease portfolio, growth in the investment portfolio and the acquisition of The Express Bank, as well as a reduction in interest expense due to lower interest rates paid.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

The following table presents for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities and the net interest margin on average total interest-earnings assets for the same periods. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans and leases have been included in the table as loans and leases carrying a zero yield.

	For the three months ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$263,576	$4,761	7.25%	$228,820	$4,381	7.66%
Taxable securities	101,078	923	3.66	25,418	321	5.05
Tax-exempt securities	13,142	140	4.27	14,368	187	5.21
Federal funds sold and other temporary investments	6,929	41	2.37	28,291	146	2.06

Total interest-earning assets	384,725	5,865	6.11	296,897	5,035	6.78

Less allowance for possible credit losses	(2,888)			(2,325)

Total interest-earning assets, net of allowance for possible credit losses	381,837			294,572
Non-interest-earning assets	53,396			49,946

Total assets	$435,233			$344,518

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,939	$46	0.58%	$18,570	$48	1.03%
Saving and money market accounts	98,850	229	0.93	78,594	325	1.65
Time deposits	123,199	943	3.07	105,470	990	3.75
Federal funds purchased and other borrowings	37,501	243	2.60	16,557	135	3.26

Total interest-bearing liabilities	291,489	1,461	2.01	219,191	1,498	2.73

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	92,862			81,789
Other liabilities	7,778			8,049
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	10,000			10,000

Total liabilities	402,129			319,029

Stockholders’ equity	33,104			25,489

Total liabilities and stockholders’ equity	$435,233			$344,518

Net interest income		$4,404			$3,537

Net interest spread			4.10%			4.05%
Net interest margin(1)			4.59%			4.77%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.

	For the six months ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$262,293	$9,477	7.29%	$214,583	$8,284	7.72%
Taxable securities	96,352	1,690	3.54	35,109	955	5.44
Tax-exempt securities	13,103	278	4.28	11,362	284	5.00
Federal funds sold and other temporary investments	10,871	131	2.43	19,361	168	1.74

Total interest-earning assets	382,619	11,576	6.10%	280,415	9,691	6.91%

Less allowance for possible credit losses	(2,934)			(2,208)

Total interest-earning assets, net of allowance for possible credit losses	379,685			278,207
Non-interest-earning assets	50,731			39,280

Total assets	$430,416			$317,487

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,488	$101	0.61%	$10,783	$57	1.06%
Savings and money market accounts	95,961	519	1.09	75,046	645	1.72
Time deposits	123,573	1,939	3.16	92,721	1,901	4.10
Federal funds purchased and other borrowings	36,160	475	2.65	27,608	391	2.83

Total interest-bearing liabilities	289,182	3,034	2.12%	206,158	2,994	2.90%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	93,747			73,813
Other liabilities	4,629			4,019
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	10,000			10,000

Total liabilities	397,558			293,990

Stockholders’ equity	32,858			23,497

Total liabilities and stockholders’ equity	$430,416			$317,487

Net interest income		$8,542			$6,697

Net interest spread			3.98%			4.01%
Net interest margin(1)			4.50%			4.78%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2003 Compared with 2002			Six Months Ended June 30, 2003 Compared with 2002
	Increase (Decrease) due to		Total	Increase (Decrease) due to		Total
	Volume	Rate		Volume	Rate
	(dollars in thousands)
Interest-earning assets:
Loans, including fees	$617	$(237)	$380	$1,655	$(462)	$1,193
Investment securities	674	(119)	555	1,101	(372)	729
Federal funds sold and other investments	(110)	5	(105)	(74)	37	(37)

Total increase (decrease) in interest income	1,181	(351)	830	2,682	(797)	1,885

Interest-bearing liabilities:
Deposits other than time	69	(167)	(98)	204	(286)	(82)
Time, $100,000 and over	97	(155)	(58)	244	(175)	69
Time under $100,000	39	(28)	11	91	(122)	(31)
Federal funds purchased and other borrowings	136	(28)	108	109	(25)	84

Total increase (decrease) in interest expense	341	(378)	(37)	648	(608)	40

Increase (decrease) in net interest income	$840	$27	$867	$2,034	$(189)	$1,845

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company’s allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under “Allowance for Possible Credit Losses.” The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

For the six months ended June 30, 2003, the provision for possible credit losses increased by $280.0 thousand to $925.0 thousand compared with $645.0 thousand for the six months ended June 30, 2002. The provision for possible credit losses for the three months ended June 30, 2003 was $450.0 thousand, an increase of $180.0 thousand compared with $270.0 thousand for the three months ended June 30, 2002. The increased provision was made in response to the growth and risk inherent in the loan and lease portfolio.

Non-Interest Income and Non-Interest Expense

The Company’s primary source of non-interest income is service charges on accounts. The remaining non-interest income sources include wire transfer fees, collection and cashier’s check fees, safe deposit box rentals, credit card income, rental income and credit life sales income. Also included in this category are net gains or losses realized on the sale of investment securities.

The major component of non-interest expense is employee compensation and benefits. The Company’s non-interest expenses also include day-to-day operating expenses, such as occupancy expense, depreciation and amortization of furniture and equipment, professional fees, advertising and supplies. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each market area. The Silver Lake branch, which opened July 14, 2003, increased initial branch expansion expense, which reduces earnings until branch growth is sufficient to cover those expenses.

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

	Three Months Ended June 30,
	2003	2002	Increase (Decrease)	Percent Change

	(dollars in thousands)
Non-interest income: Service charges	$928	$669	$259	38.7%
Gain on sale of investment securities	114	9	105	1,166.7%
Other operating income	333	183	150	82.0%

Total non-interest income	$1,375	$861	$514	59.7%

Non-interest expense: Salaries and employee benefits	$1,955	$1,664	$291	17.5%
Occupancy expense and equipment	645	471	174	36.9%
Professional and outside service fees	618	391	227	58.5%
Office expenses	240	203	37	18.2%
Minority interest expense, trust preferred securities	192	202	(10)	(5.0)%
Other	1,034	957	77	8.0%

Total non-interest expense	$4,684	$3,888	$796	20.5%

	Six Months Ended June 30,
	2003	2002	Increase (Decrease)	Percent Change

	(dollars in thousands)
Non-interest income: Service charges	$1,765	$1,183	$582	49.2%
Gain (loss) on sale of investment securities	247	(33)	280	848.5%
Other operating income	476	308	168	54.5%

Total non-interest income	$2,488	$1,458	$1,030	70.6%

Non-interest expense: Salaries and employee benefits	$3,724	$2,973	$751	25.3%
Occupancy expense and equipment	1,231	942	289	30.7%
Professional and outside service fees	1,012	887	125	14.1%
Office expenses	506	434	72	16.6%
Minority interest expense, trust preferred securities	383	407	(24)	(5.9)%
Other	1,765	1,242	523	42.1%

Total non-interest expense	$8,621	$6,885	$1,736	25.2%

For the three months ended June 30, 2003, the Company earned $928 thousand in income from service charges, an increase of $259 thousand or 38.7% in income from service charges compared with income from service charges of $669 thousand for the three months ended June 30, 2002. Total non-interest income increased in this period by $514 thousand or 59.7% compared with the same period in 2002. This increase was due primarily to the acquisition of The Express Bank during the second quarter of 2002 and a $105.0 thousand increase in the gain on sale of investment securities compared with the same period in 2002.

For the six months ended June 30, 2003, the Company earned $1.765 million in income from service charges, an increase of $582 thousand or 49.2% in income from service charges compared with income from service charges of $1.183 million and for the six months ended June 30, 2002. Total non-interest income increased in this period by $1.030 million or 70.6% compared with the same period in 2002. The increase was also mainly attributable to the acquisition of The Express Bank. Also contributing to increased earnings was $246.8 thousand from gains on the sale of investment securities during the six months ended June 30, 2003, compared with a loss on such sales of $32.9 thousand during the six months ended June 30, 2002.

Non-interest expense for the three months ended June 30, 2003 increased $796 thousand or 20.5% to $4.684 million compared with non-interest expense of $3.888 million for the three months ended June 30, 2002. Non-interest expense for the six months ended June 30, 2003 increased $1.736 million or 25.2% to $8.621 million compared with $6.885 million in 2002. The increase during both periods is mainly the result of higher salaries and benefits, occupancy expenses, costs of other services associated with loan and deposit growth and the data processing conversion of The Express Bank.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense increased $124.6 thousand or 117.5% to $135.2 thousand for the three months ended June 30, 2003 compared with $10.6 thousand for the three months ended June 30, 2002. Income tax expense increased $224.6 thousand or 229.4% to $322.5 thousand for the six months ended June 30, 2003 compared with $97.9 thousand for the six months ended June 30, 2002. The increase in both periods was due to the increase in earnings during these time frames.

Financial Condition

Loan and Lease Portfolio

The loan and lease portfolio is the largest category of the Company’s earning assets. The Company is a community banking organization serving consumers, professionals and businesses with interests in and around the Texas counties of Harris, Brazoria and Galveston. The Company’s primary strategy is to provide full service commercial banking with experienced loan officers and staff who focus on small to medium-sized businesses with loan requirements between $50.0 thousand and $3.5 million. This strategy includes building strong relationships while providing comprehensive banking services including working capital, fixed asset, real estate and personal loan needs, and lease financing. Additional loan services, such as long-term mortgages and factoring, are also provided through third party providers.

At June 30, 2003, loans and leases, net of unearned discount and fees, had increased $1.3 million or 0.5% to $262.0 million from $260.7 million at December 31, 2002, primarily as a result of active business development efforts of the Company’s officers, directors and employees.

The following table shows the composition of the Company’s loan and lease portfolio as of June 30, 2003 and December 31, 2002:

	As of June 30, 2003		As of December 31, 2002
	Amount	Percent	Amount	Percent
		(dollars in thousands)
Commercial, financial and industrial	$54,535	20.8%	$59,385	22.7%
Construction/land development	15,730	6.0%	19,472	7.5%
Real estate:
1-4 Family	24,404	9.3%	22,815	8.7%
Multi family residential	5,075	1.9%	4,678	1.8%
Non farm non-residential	123,859	47.3%	116,653	44.7%
Consumer	27,916	10.7%	27,771	10.7%
Lease financing	13,104	5.0%	12,782	4.9%

Gross loans and leases	264,623	101.0%	263,556	101.0%
Less: unearned discount and fees	(2,604)	(1.0)%	(2,801)	(1.0)%

Net loans and leases	$262,019	100.0%	$260,755	100.0%

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

Non-performing Assets

The Company had $5.9 million and $3.8 million in non-performing assets for the periods ended June 30, 2003 and December 31, 2002, respectively. Management believes the risks in non-performing assets to be significant as there may be some portion of the principal which will become uncollectible.

The accrual of interest on loans or leases is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on non-accrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan or lease. As of June 30, 2003, 46 loans and leases in the aggregate amount of $4.0 million were on non-accrual status.

Placing a loan or lease on non-accrual status has a two-fold impact on net interest income. First, it may cause a charge against earnings for the interest, which had been accrued but not yet collected on the loan. Secondly, it eliminates future interest earnings with respect to that particular loan from the Company’s revenues. Interest on such loans or leases is not recognized until the entire principal amount is collected or until the loan or lease is returned to a performing status.

The Company may renegotiate the terms of a loan or lease because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There is one loan in such status at June 30, 2003 and one at December 31, 2002.

Other real estate consists of property owned by the Company as a result of foreclosure on collateral or similar actions. It is recorded at fair value at the time of acquisition, less estimated selling costs. As of June 30, 2003 the Company’s other real estate totaled $1.7 million and consisted of three commercial properties, the largest being a parking facility at $705 thousand.

The following table presents information regarding non-performing assets as of the dates indicated:

	June 30, 2003	December 31, 2002
	(dollars in thousands)
Nonaccrual loans and leases	$4,039	$2,887
Restructured loans and leases	11	12
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	153	349

Total nonperforming loans and leases	4,203	3,248
Other real estate	1,727	520

Total nonperforming assets	$5,930	$3,768

Ratios:
Nonperforming loans and leases to total loans	1.60%	1.23%
Nonperforming assets to total loans and leases plus other real estate	2.25%	1.43%

Allowance for Possible Credit Losses

The allowance for possible credit losses is established through charges to earnings in the form of a provision for possible credit losses. Actual credit losses or recoveries of credit losses are charged or credited directly to the allowance.

The amount of the allowance for possible credit losses is determined by management after considering several factors, including the historical loss experience of the Company in relation to outstanding loans and leases, the existing level of the allowance for possible credit losses, reviews of loan or lease quality by management and bank regulatory authorities, peer group information and an evaluation of the economy of the Company’s lending area. In addition to specific allocations based on a review of individual credits, management makes a provision for possible credit losses on a monthly basis for unexpected or unforeseen possible credit losses. The Company performs an analysis of its allowance on a quarterly basis.

The Company charged off a net of $1.1 million (0.82% of average net loans and leases) and $1.1 million (0.47% of average loans and leases) in loans and leases during the six-month period ended June 30, 2003 and the year ended December 31, 2002, respectively.

As of June 30, 2003, the Company’s allowance for possible credit losses was $2.9 million or 1.1% of the average net loans and leases compared with $3.0 million or 1.3% of the average net loans and leases as of December 31, 2002. Although additional losses may occur, due to the detailed analysis and evaluation performed, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at June 30, 2003.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	As of and for the six months ended June 30, 2003	As of and for the year ended December 31, 2002
	(dollars in thousands)
Loans and leases(1):
Average net loans and leases outstanding during period	$262,293	$230,544

Net loans and leases outstanding at end of period	$262,019	$260,755

Transactions in Allowance for Possible Credit Losses:

Balance at beginning of period	$3,017	$2,020
Allowance acquired in the Express Bank acquisition	—	500
Charge-offs for period:
Commercial and industrial	(262)	(710)
Real estate	(498)	(351)
Leases	(270)	(21)
Consumer and other	(113)	(213)
Recoveries of loans and leases previously charged off:
Commercial and industrial	48	52
Real estate	13	155
Leases	—	—
Consumer and other	12	15

Net charge offs	(1,070)	(1,073)
Provision for possible credit losses	925	1,570

Allowance for possible credit losses at end of period	$2,872	$3,017

Ratios:
Net loan and lease charge-offs (annualized) to average net loans and leases	0.82%	0.47%
Net loan and lease charge-offs (annualized) to end of period net loans and leases	0.82%	0.41%
Allowance to average net loans and leases	1.09%	1.31%
Allowance to end of period net loans and leases	1.10%	1.16%
Net loan and lease charge-offs to allowance	37.26%	35.57%

(1)	All loan and lease amounts are net of unearned discount.

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of June 30, 2003		As of December 31, 2002
	Amount	Percent of Loans to Net Loans and Leases	Amount	Percent of Loans to Net Loans and Leases
	(dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$521	20.8%	$645	22.8%
Real estate	480	63.7%	524	62.6%
Consumer (net)	76	10.5%	2	10.6%
Lease financing (net)	456	5.0%	162	4.0%
Unallocated	1,339		1,684

Total allowance for possible credit losses	$2,872		$3,017

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

The following table presents an analysis of deposits by type at the indicated dates:

	June 30, 2003	December 31, 2002
	Amount	Amount
	(dollars in thousands)
Noninterest-bearing deposits	$94,447	$92,780
Interest-bearing deposits	133,748	124,170
CDs in amounts of less than $100M	50,581	50,240
CDs in amounts of $100M or more	75,946	71,077

Total deposits	$354,722	$338,267

The Company’s total deposits increased from $338.3 million as of December 31, 2002 to $354.7 million as of June 30, 2003, which represented an increase of $16.4 million or 4.8%. Non-interest-bearing deposits constituted 26.6% of total deposits at June 30, 2003 compared to 27.4% at December 31, 2002. For the six months ended June 30, 2003, average total deposits were $346.8 million compared to $252.4 million for the six months ended June 30, 2002.

The amount of deposits in certificates of deposit (“CDs”) including IRAs and public funds in amounts of $100.0 thousand or more was 21.4% of deposits as of June 30, 2003 compared to 21.0% as of December 31, 2002.

Interest expense on CDs in amounts of $100.0 thousand or more was $1.2 million and $1.1 million for the six months ended June 30, 2003 and 2002, respectively. This increase in interest expense is primarily the result of growth in the volume of these deposits. Interest expense on CDs in amounts of $100.0 thousand or more was $2.5 million for the year ended December 31, 2002. The higher cost of such funds relative to other deposits can have a negative impact on the Company’s net interest margin.

The following table sets forth the amount of the Company’s certificates of deposit that are $100.0 thousand or greater by the time remaining until maturity as of June 30, 2003:

As of June 30, 2003
(dollars in thousands)
Remaining maturity
3 months or less	$19,514
Over 3 through 6 months	15,197
Over 6 through 12 months	14,782
Over 12 months	26,453

Total	$75,946

Borrowings

During the second quarter of 2003, borrowings consisted of Federal Home Loan Bank advances. At June 30, 2003, FHLB borrowings were $39.5 million compared to $6.6 million at June 30, 2002. At June 30, 2003 and June 30, 2002, the Company had no federal funds purchased. The FHLB borrowings were primarily used to purchase additional mortgage-backed and CMO securities at an attractive spread over the interest cost of those funds.

Off-Balance Sheet Risk

The Company is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

At June 30, 2003 and December 31, 2002, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $747 thousand and $228 thousand, respectively, and unfunded loan commitments of $19.6 million and $24.9 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company considers approximately 50.0% to be firm and will be exercised. The evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $115.6 million at June 30, 2003, an increase of $17.7 million or 18.1% from $97.9 million at December 31, 2002. The average life of the securities portfolio at June 30, 2003 was 3.1 years compared to 3.7 years at December 31, 2002.

Capital Resources

Total stockholders’ equity was $33.4 million at June 30, 2003 compared with $32.3 million at December 31, 2002, an increase of $1.1 million or 3.4%. The increase was primarily due to the Company’s earnings.

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

The risk-based capital standards issued by the Federal Reserve require the Company to have “Tier 1 capital” of at least 4.0% and “total risk-based capital” (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2003 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To be Well Capitalized under Prompt Corrective Action Provisions	Actual Ratio at June 30, 2003
The Company
Leverage ratio	4.00%(1)	N/A	8.11%
Tier 1 risk-based capital ratio	4.00	N/A	11.65
Total risk-based capital ratio	8.00	N/A	12.63
The Bank
Leverage ratio	4.00%(2)	5.00%	7.92%
Tier 1 risk-based capital ratio	4.00	6.00	11.38
Total risk-based capital ratio	8.00	10.00	12.36

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company’s management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4,000,000 overnight line of credit with TIB – The Independent Bankers Bank, Dallas, Texas, and a $3,000,000 overnight line of credit with Southwest Bank of Texas, Houston, Texas. The Company’s securities safekeeping is handled by the Federal Home Loan Bank of Dallas, which allows the Company the capability of borrowing up to the amount of available collateral.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

a. Not applicable

b. Not applicable

c. Not applicable

d. Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 29, 2003. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below:

1.	The current board of directors of the Company consisting of Messrs. George A. Clark, Jr., Linn C. Eignus, Robert A. Ferstl, Louis F. Goza, Nigel J. Harrison, Thomas R. Johnson, Kenneth A. Love, George I. Pinder, Richard L. Wagoner and Charles L. Whynot were elected to serve as directors of the Company until the Company’s 2004 annual meeting of shareholders and until their successors are duly elected and qualified. A total 2,127,022 shares were voted in favor of the election of each director, no shares were voted against any director and 2,000 shares abstained from voting.

2.	The shareholders ratified the appointment of Harper & Pearson Company, P.C. as the independent auditors of the books and accounts of the Company for the year ending December 31, 2003. A total of 2,127,022 shares were voted in favor of the proposal, no shares were voted against the proposal and 2,000 shares abstained from voting on the proposal.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

Exhibit marked with an asterisk is filed with this Quarterly Report on Form 10-QSB;

Exhibit Number	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY CAPITAL CORPORATION (Registrant)

Date: August 14, 2003	/s/ Nigel J. Harrison
Nigel J. Harrison President and Chief Executive Officer

Date: August 14, 2003	/s/ James M. McElray
James M. McElray Executive Vice President and Chief Financial Officer