Form 10QSB
period 2003-09-30
FIRST COMMUNITY CAPITAL CORP
filed 2003-11-14
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003, there were 2,877,121 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒.

FIRST COMMUNITY CAPITAL CORPORATION

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this quarterly report on Form 10-QSB of First Community Capital Corporation (the “Company”) that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

	September 30 2003	December 31, 2002
ASSETS

Cash and due from banks	$22,853,020	$26,033,001
Federal funds sold	1,800,000	6,673,857

Total cash and cash equivalents	24,653,020	32,706,858

Securities available for sale	115,932,145	97,922,723
Other investments	290,000	290,000

Loans and leases, net of unearned fees	273,883,935	260,754,646
Less allowance for possible credit losses	(2,928,735)	(3,016,605)

Loans and leases, net	270,955,200	257,738,041

Bank premises and equipment, net	10,468,015	9,230,536
Accrued interest receivable	1,496,841	1,719,919
Federal Home Loan Bank stock	2,577,500	2,113,400
Federal Reserve Bank stock	619,300	625,300
Texas Independent Bank stock	40,000	40,000
Bank owned life insurance	8,638,334	7,884,410
Other real estate owned	1,776,902	520,000
Goodwill	6,578,425	6,578,425
Core deposit intangible	1,817,315	2,109,383
Other assets	1,939,686	1,881,960

	$447,782,683	$421,360,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing	$91,889,935	$92,780,242
Interest-bearing	265,711,013	245,486,610

Total Deposits	357,600,948	338,266,852

Federal Home Loan Bank borrowings	41,764,570	34,794,570
Fed funds purchased	—	4,000,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust	10,000,000	—
Stock sale liability	4,099,230	—
Accrued interest payable and other liabilities	1,541,478	1,967,943

Total Liabilities	415,006,226	379,029,365

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust	—	10,000,000

Stockholders’ Equity
Preferred stock	3,850	3,850
Common stock	28,900	28,600
Treasury stock, at par	(128)	(128)
Capital surplus	28,998,365	28,757,665
Retained earnings	4,414,352	3,000,384
Accumulated other comprehensive income/(loss)	(668,882)	541,219

Total Stockholders’ Equity	32,776,457	32,331,590

	$447,782,683	$421,360,955

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
INTEREST INCOME
Loans, fees and leases	$4,725,334	$4,943,722
Securities available for sale	884,063	909,199
Other investments	17,209	66,030
Federal funds sold	16,344	107,666

Total Interest Income	5,642,950	6,026,617

INTEREST EXPENSE
Deposits	1,196,152	1,645,971
Minority interest expense, trust preferred securities	187,375	—
Other borrowed funds	216,590	89,284

Total Interest Expense	1,600,117	1,735,255

NET INTEREST INCOME	4,042,833	4,291,362

PROVISION FOR POSSIBLE CREDIT LOSSES	(425,000)	(375,000)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	3,617,833	3,916,362

NON-INTEREST INCOME
Service charges	940,467	795,158
Gain on sales of securities	—	103,644
Other	134,948	247,854

Total Non-Interest Income	1,075,415	1,146,656

NON-INTEREST EXPENSE
Salaries and employee benefits	2,034,886	1,700,993
Net occupancy and equipment expense	738,653	569,185
Professional and outside service fees	472,448	338,901
Office expenses	291,038	246,161
Minority interest expense, trust preferred securities	—	199,206
Other	730,607	738,711

Total Non-Interest Expense	4,267,632	3,793,157

EARNINGS BEFORE INCOME TAXES	425,616	1,269,861

INCOME TAXES	(1,295)	343,618

NET EARNINGS	$426,911	$926,243

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$339,324	$838,656

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.30

DILUTED EARNINGS PER COMMON SHARE	$0.11	$0.29

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
INTEREST INCOME
Interest and fees on loans	$14,202,071	$13,228,591
Securities available for sale	2,851,996	2,176,838
Other investments	118,212	119,192
Federal funds sold	47,079	193,231

Total Interest Income	17,219,358	15,717,852

INTEREST EXPENSE
Deposits	3,754,721	4,248,785
Minority interest expense, trust preferred securities	187,375	—
Other borrowed funds	691,854	480,511

Total Interest Expense	4,633,950	4,729,296

NET INTEREST INCOME	12,585,408	10,988,556

PROVISION FOR POSSIBLE CREDIT LOSSES	(1,350,000)	(1,019,985)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	11,235,408	9,968,571

NON-INTEREST INCOME
Service charges	2,705,868	1,978,170
Gain on sales of securities	246,814	136,608
Other	610,948	489,891

Total Non-Interest Income	3,563,630	2,604,669

NON-INTEREST EXPENSE
Salaries and employee benefits	5,759,418	4,673,885
Net occupancy and equipment expense	1,969,403	1,511,281
Professional and outside service fees	1,484,464	1,226,057
Office expenses	796,844	680,181
Minority interest expense, trust preferred securities	383,437	606,292
Other	2,495,133	1,980,251

Total Non-Interest Expense	12,888,699	10,677,947

EARNINGS BEFORE INCOME TAXES	1,910,339	1,895,293

INCOME TAXES	321,196	441,504

NET EARNINGS	$1,589,143	$1,453,789

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$1,501,554	$1,347,965

BASIC EARNINGS PER COMMON SHARE	$0.53	$0.53

DILUTED EARNINGS PER COMMON SHARE	$0.48	$0.51

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ending September 30,
	2003	2002
NET EARNINGS	$426,911	$926,243

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Unrealized (loss) gain on available for sale securities	(1,031,102)	756,648

COMPREHENSIVE (LOSS) INCOME	$(604,191)	$1,682,891

	Nine Months Ending September 30,
	2003	2002
NET EARNINGS	$1,589,143	$1,453,789

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (loss) gain on available for sale securities	(1,210,101)	1,496,127

COMPREHENSIVE INCOME	$379,042	$2,949,916

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	September 30, 2003 (Unaudited)
	Preferred Stock	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2002	$3,850	$28,600	$(128)	$28,757,665	$3,000,384	$541,219	$32,331,590
Issuance of Common Stock (30,000 shares)	—	300	—	240,700	—	—	241,000
Net Earnings	—	—	—	—	1,589,143	—	1,589,143
Unrealized Loss on Securities	—	—	—	—	—	(1,210,101)	(1,210,101)

Total Comprehensive Income	—	—	—	—	—	—	379,042
Dividends Paid	—	—	—	—	(175,175)	—	(175,175)

Balance - September 30, 2003	$3,850	$28,900	$(128)	$28,998,365	$4,414,352	$(668,882)	$32,776,457

	September 30, 2002 (Unaudited)
	Preferred Stock	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2001	$—	$23,252	$(88)	$18,449,652	$1,226,358	$(187,231)	$19,511,943
Issuance of Common Stock (534,721 shares)	—	5,348	—	5,434,983	—	—	5,440,331
Issuance of Preferred Stock (384,999 shares)	3,850	—	—	4,913,990	—	—	4,917,840
Purchase of Treasury Stock (4,000 shares)			(40)	(40,960)			(41,000)
Net Earnings	—	—	—	—	1,453,789	—	1,453,789
Unrealized Gain on Securities	—	—	—	—	—	1,496,127	1,496,127

Total Comprehensive Income	—	—	—	—	—	—	2,949,916
Dividends Paid	—	—	—	—	—	—	—

Balance - September 30, 2002	$3,850	$28,600	$(128)	$28,757,665	$2,680,147	$1,308,896	$32,779,030

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,589,143	$1,453,789

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	1,350,000	1,019,985
Provision for depreciation	739,301	596,663
Deferred gain on sale of bank premises	—	(55,449)
Amortization of core deposits	292,068	97,357
Amortization and accretion of premiums and discounts on investment securities, net	1,071,480	162,356
Other Real Estate Owned	(1,256,902)	1,307,361
Loss on sale of other real estate owned, net	—	100,000
Gain on sale of securities	(246,814)	(136,608)
Change in operating assets and liabilities:
Accrued interest receivable	223,078	96,570
Other assets	(57,726)	(415,615)
Accrued interest payable and other liabilities	(426,465)	2,028,608

Total adjustments	1,688,020	4,801,228

Net cash provided by operating activities	3,277,163	6,255,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns, and sales of available for sale investment securities	83,094,352	63,055,249
Purchases of investment securities	(103,138,540)	(69,404,606)
Net increase in loans	(14,567,159)	(26,875,107)
Purchases of bank premises and equipment, net	(1,976,780)	(375,668)
Purchase of Federal Home Loan Bank Stock	(464,100)	(39,900)
Sale (Purchase) of Federal Reserve Bank stock	6,000	(133,900)
The Express Bank acquisition	—	(15,136,541)
Cash from acquisition of The Express Bank	—	21,580,307
Change in cash surrender value of life insurance	(753,924)	(2,956,970)
Purchase of deposits in financial institutions	—	(4,282,342)

Net cash used by investing activities	(37,800,153)	(34,569,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(890,307)	2,953,812
Net decrease in interest-bearing deposits	20,224,403	47,603,117
Federal home loan bank borrowings (repayments)	6,970,000	(15,627,430)
Proceeds from sale of common stock	241,000	5,440,331
Proceeds from sale of preferred stock	—	4,917,840
Proceeds from stock sale liability	4,099,230	—
Purchase of treasury stock	—	(41,000)
Repayment of federal funds purchased	(4,000,000)	(3,700,000)
Dividends paid	(175,175)	—

Net cash provided by financing activities	26,469,151	41,546,670

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,053,838)	13,232,209

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,706,858	13,714,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,653,020	$26,946,913

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Capital Corporation for the year ended December 31, 2002.

TRUST PREFERRED SECURITIES

Statement of Financial Accounting Standards No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. Statement 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Effective July 1, 2003, the Company adopted Statement 150 which negatively impacted net interest income and net interest margin by $187 thousand and nineteen basis points, respectively for the quarter ended September 30, 2003 while also decreasing non-interest expense by a like amount for the same period of time. Statement 150 requires the reclassification of the Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust, commonly known as trust preferred securities from the mezzanine section of the Consolidated Statement of Condition to borrowings and the related interest expense from non-interest expense to interest expense as of July 1, 2003. Prior to this date, the interest expense related to these securities was treated as minority interest expense on the Consolidated Statement of Income and not included in the calculation of the net interest margin. For all periods prior to July 1, 2003, amounts previously recognized as minority interest will not be reclassified to interest expense under the standard. Although adoption of this Standard reduced third quarter net interest margin by nineteen basis points, it had no impact on net income or results of operations.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 148 (“Statement 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. Statement 148 amends FASB No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted only the disclosure provisions included in Statement 148, which are included in the notes to the consolidated financial statements for the three and nine months ending September 30, 2003 and 2002.

As provided in Statement 123, the Company accounts for its stock compensation programs in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method no stock-based

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

compensation expense is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123 as amended by Statement 148.

		Three Months Ended Sept 30,		Nine Months Ended Sept 30,
		2003	2002	2003	2002
Net Earnings, as reported		$426,911	$926,243	$1,589,143	$1,453,789
Deduct:	Total stock-based employee compensation determined under fair value based method for all awards, net of all tax effects	(36,803)	(71,952)	(110,409)	(215,856)

	Undeclared Dividends on Preferred Stock	(87,587)	(87,587)	(87,587)	(105,824)

Pro Forma Net Earnings Available to Common Stockholders		$302,521	$766,704	$1,391,147	$1,132,109

Earnings Per Share:
	Basic-as reported	$0.12	$0.30	$0.53	$0.53
	Basic-pro forma	$0.11	$0.27	$0.49	$0.45
	Diluted-as reported	$0.11	$0.29	$0.48	$0.51
	Diluted-pro forma	$0.10	$0.26	$0.45	$0.43

Weighted Average Shares Used to Compute EPS:
	Basic	2,866,469	2,838,673	2,856,586	2,540,624
	Diluted	3,128,969	2,917,917	3,119,086	2,619,828

PREFERRED STOCK

During 2002, the Company authorized 2,000,000 shares of its $0.01 par value preferred stock. The Company then established a series of preferred stock known as the 7% Series A Mandatory Convertible Preferred Stock, which is non-voting, mandatorily convertible, non-cumulative preferred stock and at September 30, 2003, 384,999 shares were issued and outstanding. Dividends equal to 7% of the liquidation price ($13.00 per share) are to be paid semi-annually if, as and when declared.

In 2003, the Company established the Series B Mandatory Convertible Preferred Stock, which is non-voting and does not pay a dividend. The Company authorized up to 666,667 shares of Series B Preferred Stock to be offered and sold at a price of $15.00 per share pursuant to a Confidential Private Offering Memorandum dated May 2, 2003. The proceeds of the Offering will be used for general corporate purposes, including the establishment of a branch of the Company’s bank in San Antonio, Texas. This offering ended October 31, 2003 at which time cash in the amount of $5,634,810 representing subscriptions for shares of the Series B Preferred Stock had been received and is being held in an escrow account pending issuance of the preferred shares. At September 30, 2003, cash in the amount of $4,099,230 had been received and reflected in the Company’s September 30, 2003 Consolidated Statement of Condition as “Stock Sale Liability”.

The Series B Preferred Stock, which has a liquidation preference, at purchase price, is subject to certain conversion features as more fully described in the Offering Memorandum.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

NOTE B	EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed as follows:

	Three Months Ended September 30
	2003		2002
	Amount	Per Share	Amount	Per Share
Net Earnings	$426,911		$926,243

Less undeclared dividends on preferred stock	(87,587)		(87,587)

Net earnings available to common shareholders	$339,324		$838,656

Basic
Weighted Average Shares outstanding	2,866,469	$0.12	2,838,673	$0.30

Diluted
Add incremental shares for:
Assumed exercise of outstanding options	262,500		79,244

	3,128,969	$0.11	2,917,917	$0.29

	Nine Months Ended September 30
	2003		2002
	Amount	Per Share	Amount	Per Share
Net Earnings	$1,589,143		$1,453,789

Less undeclared dividends on preferred stock	(87,587)		(105,824)

Net earnings available to common shareholders	$1,501,556		$1,347,965

Basic
Weighted Average Shares outstanding	2,856,586	$0.53	2,540,624	$0.53

Diluted
Add incremental shares for:
Assumed exercise of outstanding options	262,500		79,204

	3,119,086	$0.48	2,619,828	$0.51

NOTE C	STATEMENTS OF CASH FLOWS

Interest payments of $4,719,329 and $4,639,797 were made during the nine-month periods ended September 30, 2003 and 2002, respectively. The Company made federal income tax payments of $575,000 and $270,000 during the nine-month periods ended September 30, 2003 and 2002, respectively.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

NOTE D	ACQUISITIONS

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

On September 19, 2003, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Grimes County Capital Corporation (“Grimes County”), a Texas corporation and the parent Company of Community State Bank, a Texas banking association located in Houston, Texas. Pursuant to the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of capital stock of Grimes County for aggregate consideration of $9.5 million in cash. Community State Bank was chartered in 1907 and had grown to approximately $54.5 million in assets, $37.4 million in loans and $14.5 million in deposits at September 2003. Community State Bank’s locations include its main office on Scarsdale in Houston, a branch off Dairy Ashford in Houston and a branch in Iola, Texas, which is approximately 130 miles north of Houston. The obligations of the parties to complete the transactions contemplated by the Merger Agreement are subject to the satisfaction of certain conditions, including receipt of approval of all required regulatory authorities, the absence of litigation regarding the transactions contemplated by the Agreement, approval of the Merger Agreement by the shareholders of Grimes County and other conditions customary in transactions of this nature. The Merger Agreement contemplates that the transaction will be completed on or before January 31, 2004, unless extended by mutual agreement of the Company and Grimes County.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated as a business corporation under the laws of the State of Texas in January 2001 and became a holding company for First Community Bank, N.A. (the “Bank”) on March 1, 2001. The Company owns the Bank through its wholly owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. The Company, through the Bank, provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through 14 full-service banking locations in or near Houston, Texas, and one in San Antonio, Texas.

Recent Developments

During 2002, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of preferred stock, $0.01 par value per share. Shares of preferred stock are issuable in series by the board of directors in its discretion and the board of directors has the authority to determine the relative rights and preferences of the preferred stock and any series thereof without shareholder approval.

In May 2003, the Company began a private offering of up to 666,667 shares of Series B Mandatory Convertible Preferred Stock at a price of $15.00 per share. The proceeds of the offering will be used for general corporate purposes, including establishment of a branch of the Bank in San Antonio, Texas. The Series B Preferred Stock is convertible into the Company’s Common Stock on the second anniversary of the opening date of the San Antonio office (September 15, 2003). The offering ended on October 31, 2003, at which time cash in the amount of $5,472,310 had been received for subscriptions for Series B Preferred Stock and was being held in escrow pending issuance of the preferred shares. At September 30, 2003, cash in the amount of $4,099,230 had been received and was reflected in the Company’s September 30, 2003 consolidated statement of condition as “stock sale liability”.

On September 19, 2003, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Grimes County Capital Corporation (“Grimes County”), a Texas corporation and the parent company of Community State Bank, a Texas banking association located in Houston, Texas. Pursuant to the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of capital stock of Grimes County for aggregate consideration of $9.5 million in cash.

Community State Bank, a Texas banking association, was chartered in 1907 and had grown to approximately $54.5 million in assets, $37.4 million in loans and $14.5 million in deposits at September 2003. Community State Bank’s locations include its main office on Scarsdale in Houston, a branch on Dairy Ashford in Houston and a branch in Iola, Texas, which is approximately 130 miles north of Houston.

The obligations of the parties to complete the transactions contemplated by the Merger Agreement are subject to the satisfaction of certain conditions, including receipt of approval of all required regulatory authorities, the absence of litigation regarding the transactions contemplated by the Merger Agreement, approval of the Merger Agreement by the shareholders of Grimes County and other conditions customary in transactions of this nature. The Merger Agreement contemplates that the transaction will be completed on or before January 31, 2004, unless extended by mutual agreement of the Company and Grimes County shareholders.

On September 15, 2003, the Bank opened a full service branch in San Antonio, Texas. An experienced officer and staff from the San Antonio area has been hired to manage the San Antonio branch.

On July 14, 2003, the Bank’s Silverlake branch in Pearland opened for business. In 2003, the office of the Comptroller of the Currency (“OCC”) approved a full service branch in Webster, Texas at 1507 West Bay Area Blvd. This branch is expected to open in December of this year.

On May 10, 2002, the Company acquired The Express Bank, Alvin, Texas for a cash payment of $15 million. The Company operated The Express Bank as a separate subsidiary until February 20, 2003. On that date, a data processing conversion was completed simultaneously with the purchase of substantially all of the assets and assumption of liabilities of The Express Bank by the Bank. Subsequently, on April 14, 2003, The Express Bank was merged with and into an unaffiliated bank for a purchase premium. When comparing financial results of the Company as of September 30, 2003 and 2002 and the nine months then ended, the variances are impacted by the acquisition of The Express Bank.

Overview

For the three months ended September 30, 2003 net earnings were $426.9 thousand, a $499.3 thousand or 53.9% decrease compared with net earnings of $926.2 thousand for the three months ended September 30, 2002. Continued focus on expanding the franchise with entry into San Antonio, early redemption of mortgage backed securities resulting in accelerated premium amortization and enhancements to payroll accrual were major contributors to the reduced earnings in the quarter. For the nine months ended September 30, 2003, net earnings were $1.6 million, a $135.4 thousand or 9.3% increase compared with net earnings of $1.5 million for the nine months ended September 30, 2002. For such nine month period total interest income increased 9.5%, total non-interest income increased 36.8% and total non-interest expense increased 20.7% compared to the same period in 2002.

Total assets were $447.8 million at September 30, 2003 compared with $421.4 million at December 31, 2002, an increase of $26.4 million or 6.3%. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, increased to $271.0 million at September 30, 2003 from $257.7 million at December 31, 2002, an increase of $13.3 million or 5.2%. Total deposits were $357.6 million at September 30, 2003 compared with $338.3 million at December 31, 2002, an increase of $19.3 million or 5.7%. Stockholders’ equity increased approximately $444.9 thousand during the nine month period ended September 30, 2003 compared with year-end 2002.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in its Form 10-KSB for the year ended December 31, 2002. Not all significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Allowance for Possible Credit Losses - The allowance for possible credit losses is a reserve established through charges to earnings in the form of a provision for possible credit losses. Management has established an allowance for possible credit losses, which it believes is adequate for estimated losses in the Company’s loan and lease portfolio. Based on an evaluation of the loan and lease portfolio, management presents a quarterly review of the allowance for possible credit losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of non-performing assets and related collateral, the volume, growth and composition of the Company’s loan and lease portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan and lease portfolio through its internal and external loan review process and other relevant factors. Charge-offs occur when loans are deemed to be un-collectible.

Intangible Assets

The changes in the carrying amount of core deposit intangibles and goodwill for the year ended December 31, 2002 and the nine months ended September 30, 2003 are as follows:

	Core Deposit Intangibles	Goodwill	Total
Balance, May 10, 2002	$2,369,000	$6,578,425	$8,947,425
Amortization	(259,617)	—	(259,617)

Balance, December 31, 2002	2,109,383	6,578,425	8,687,808
Amortization	(292,068)	—	(292,068)

Balance, September 30, 2003	$1,817,315	$6,578,425	$8,395,740

Results of Operations

Earnings

For the three months ended September 30, 2003, the Company earned $426.9 thousand, or $0.12 per weighted average common share ($0.11 per common share on a fully diluted basis), compared with $926.2 thousand for the three months ended September 30, 2002, or $0.30 per weighted average common share ($0.29 per common share on a fully diluted basis). Continued focus on expanding the franchise with entry into San Antonio, early redemption of mortgage backed securities resulting in accelerated premium amortization and enhancements to payroll accrual were major contributors to the reduced earnings in the quarter.

For the nine months ended September 30, 2003, the Company earned $1.6 million, or $0.53 per weighted average common share ($0.48 per common share on a fully diluted basis), compared with $1.5 million for the nine months ended September 30, 2002, or $0.53 per weighted average common share ($0.51 per common share on a fully diluted basis). The increase in earnings for the nine months ending September 30, 2003 is partially the result of the increase in investment securities and loans as well as the acquisition of The Express Bank. The growth in the investment and loan and lease portfolios, which increased interest income, was funded by the growth in deposits. Additionally, service charge income was up by $728 thousand due to the increased number of deposit accounts from The Express Bank acquisition and internal growth. Also contributing to increased earnings was $246.8 thousand from gains on the sale of investment securities during the nine months ended September 30, 2003, compared with a gain of $136.6 thousand on such sales during the nine months ended September 30, 2002.

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

Net interest income decreased $248.5 thousand or 5.8% to $4.0 million for the three months ended September 30, 2003 compared with $4.3 million for the three months ended September 30, 2002. The decrease is attributable to lower interest rates during this period as well as the Company adopting SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, on July 1, 2003. SFAS No. 150 requires that the Company change the method of reporting dividends paid on trust preferred securities issued by its subsidiary trusts by including them as interest expense. In prior periods, dividends paid on trust preferred securities were included as a component of non-interest expense. This reclassification resulted in a $187 thousand increase in interest expense for the three months ended September 30, 2003. The three month decrease was also due to decreases in deposit expense offset by other borrowed funds and decreases in interest income.

Net interest income increased $1.6 million or 14.5% to $12.6 million for the nine months ended September 30, 2003 compared with $11.0 million for the nine months ended September 30, 2002. The increase is attributable mainly to growth of the loan and lease portfolio, growth in the investment portfolio and the acquisition of The Express Bank, as well as a reduction in interest expense due to lower interest rates paid.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

For the three months ended September 30, 2003, the net interest margin was 4.10% compared to 4.98% for the three months ended September 30, 2002. For the nine months ended September 30, 2003 the net interest margin was 4.37% compared to 4.89% for the nine months ended September 30, 2002. The primary reason for the drop in the net interest margin during both periods was due to SFAS No. 150 which required that the Company change the method of reporting dividends paid on trust preferred securities issued by its subsidiary trusts by including them as interest expense. In prior periods, dividends paid on trust preferred securities were included as a component of non-interest expense. This reclassification resulted in a $187 thousand increase in interest expense for the three and nine months ended September 30, 2003 resulting in a lower net interest margin.

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

	For the three months ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$267,848	$4,725	7.00%	$248,264	$4,944	7.90%
Taxable securities	101,223	744	2.92	56,093	689	4.87
Tax-exempt securities	13,747	140	4.04	19,790	220	4.41
Federal funds sold and other temporary investments	7,956	34	1.70	18,000	174	3.84

Total interest-earning assets	390,774	5,643	5.73%	342,147	6,027	6.99%

Less allowance for possible credit losses	(2,921)			(2,672)

Total interest-earning assets, net of allowance for possible credit losses	387,853			339,475
Non-interest-earning assets	55,774			56,913

Total assets	$443,627			$396,388

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$35,053	$44	0.52%	$32,361	$88	1.08%
Saving and money market accounts	102,852	223	0.86	87,803	434	1.96
Time deposits	127,660	929	2.89	128,581	1,124	3.47
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts (2)	10,000	187	7.42	—	—	—
Federal funds purchased and other borrowings	37,502	217	2.30	8,608	89	4.10

Total interest-bearing liabilities	313,067	1,600	2.03%	257,353	1,735	2.67%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	92,078			90,040
Other liabilities	5,401			7,071

Total liabilities	410,546			354,464

Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts (2)	—			10,000
Stockholders’ equity	33,081			31,924

Total liabilities and stockholders’ equity	$443,627			$396,388

Net interest income		$4,043			$4,292

Net interest spread			3.70%			4.32%
Net interest margin(1)			4.10%			4.98%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	See discussion on adoption of SFAS 150 on page 29 of this document.

	For the nine months ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$264,165	$14,202	7.19%	$225,180	$13,228	7.85%
Taxable securities	98,001	2,434	3.32	42,160	1,671	5.30
Tax-exempt securities	13,320	418	4.20	14,042	506	4.82
Federal funds sold and other temporary investments	9,889	165	2.23	18,938	313	2.21

Total interest-earning assets	385,375	17,219	5.97%	300,320	15,718	7.00%

Less allowance for possible credit losses
Total interest-earning assets, net of allowance for possible credit losses	(2,930)			(2,308)

Non-interest-earning assets	382,445			298,012
	52,127			53,430

Total assets	$434,572			$351,442

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$34,016	$145	0.57%	$18,377	$145	1.05%
Savings and money market accounts	98,415	742	1.01	82,328	1,079	1.75
Time deposits	124,950	2,868	3.07	103,429	3,023	3.91
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts (2)	3,333	187	7.50	—	—	—
Federal funds purchased and other borrowings	36,613	692	2.52	21,107	482	3.05

Total interest-bearing liabilities	297,327	4,634	2.08%	225,241	4,729	2.81%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	93,184			79,522
Other liabilities	4,840			10,534

Total liabilities	395,351			315,297

Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts (2)	6,667			10,000
Stockholders’ equity	32,554			26,145

Total liabilities and stockholders’ equity	$434,572			$351,442

Net interest income		$12,585			$10,989

Net interest spread			3.89%			4.19%
Net interest margin(1)			4.37%			4.89%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	See discussion on adoption of SFAS 150 on page 29 of this document.

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

	Three Months Ended September 30, 2003 Compared with 2002			Nine Months Ended September 30, 2003 Compared with 2002
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, including fees	$346	$(565)	$(219)	$2,089	$(1,115)	$974
Investment securities	268	(293)	(25)	1,361	(686)	675
Federal funds sold and other investments	(96)	(44)	(140)	(149)	1	(148)

Total increase (decrease) in interest income	518	(902)	(384)	3,301	(1,800)	1,501

Interest-bearing liabilities:
Deposits other than time	33	(288)	(255)	210	(547)	(337)
Time, $100,000 and over	13	(165)	(152)	274	(409)	(135)
Time under $100,000	(18)	(25)	(43)	220	(240)	(20)
Company obligated mandatorily redeemable trust preferred securities (1)	187	—	187	187	—	187
Federal funds purchased and other borrowings	167	(39)	128	293	(83)	210

Total increase (decrease) in interest expense	382	(517)	(135)	1,184	(1,279)	(95)

Increase (decrease) in net interest income	$136	$(387)	$(249)	$2,117	$(521)	$1,596

(1)	See discussion on adoption of SFAS 150 on page 29 of this document.

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company’s allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under “-Financial Condition - Allowance for Possible Credit Losses.” The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

For the nine months ended September 30, 2003, the provision for possible credit losses increased by $330.0 thousand to $1.4 million compared with $1.0 million for the nine months ended September 30, 2002. The provision for possible credit losses for the three months ended September 30, 2003 was $425.0 thousand, an increase of $50.0 thousand compared with $375.0 thousand for the three months ended September 30, 2002. The increased provision during both periods was made in response to the growth and risk inherent in the loan and lease portfolio.

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

The major component of non-interest expense is employee compensation and benefits. The Company’s non-interest expenses also include day-to-day operating expenses, such as professional fees, advertising, supplies, occupancy expense, depreciation and amortization of buildings, leasehold improvements, furniture and equipment. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each of its designated market areas. The increase in non-interest expense was primarily due to the Silverlake branch opening in July the San Antonio branch opening in September and the Webster branch opening planned for December. The additional expenses related to branch expansion will reduce earnings until branch growth is sufficient to cover those expenses.

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

	Three Months Ended September 30,
	2003	2002	Increase (Decrease)	Percent Change
	(dollars in thousands)
Non-interest income:
Service charges	$940	$795	$145	18.2%
Gain on sale of investment securities	—	103	(103)	(100.0)%
Other operating income	135	248	(113)	(45.6)%

Total non-interest income	$1,075	$1,146	$(71)	(6.2)%

Non-interest expense:
Salaries and employee benefits	$2,035	$1,701	$334	19.6%
Occupancy expense and equipment.	739	569	170	29.9%
Professional and outside service fees	472	339	133	39.3%
Office expenses	291	246	45	18.3%
Minority interest expense, trust preferred securities (1)	—	199	(199)	(100.0)%
Other	731	739	(8)	(1.08)%

Total non-interest expense	$4,268	$3,793	$475	12.5%

	Nine Months Ended September 30,
	2003	2002	Increase (Decrease)	Percent Change
	(dollars in thousands)
Non-interest income:
Service charges	$2,706	$1,978	$728	36.8%
Gain on sale of investment securities	247	137	110	80.3%
Other operating income	611	490	121	24.7%

Total non-interest income	$3,564	$2,605	$959	36.8%

Non-interest expense:
Salaries and employee benefits	$5,760	$4,674	$1,086	23.2%
Occupancy expense and equipment.	1,969	1,511	458	30.3%
Professional and outside service fees	1,484	1,226	258	21.0%
Office expenses	797	680	117	17.2%
Minority interest expense, trust preferred securities (1)	383	606	(223)	(36.8)%
Other	2,495	1,981	514	25.9%

Total non-interest expense	$12,888	$10,678	$2,210	20.7%

(1)	See discussion on adoption SFAS 150 on page 29 of this document.

For the three months ended September 30, 2003, the Company earned $940.5 thousand in income from service charges, an increase of $145.4 thousand or 18.2% in income from service charges compared with income from service charges of $795.1 thousand for the three months ended September 30, 2002. Total non-interest income decreased in this period by $71.2 thousand or 6.2% compared with the same period in 2002. The decrease in total non-interest income is the result of no gain on the sale of securities in the three months ended September 30, 2003 compared to $103.6 thousand gain on sale of securities for the three months ended September 30, 2002.

For the nine months ended September 30, 2003, the Company earned $2.7 million in income from service charges, an increase of $727.7 thousand or 36.8% in income from service charges compared with income from service charges of $2.0 million for the nine months ended September 30, 2002. Total non-interest income increased in this period by $959.0 million or 36.8% compared with the same period in 2002. The increase was primarily attributable to the increased number of deposit accounts from The Express Bank acquisition. Also contributing to increased earnings was $246.8 thousand from gains on the sale of investment securities during the nine months ended September 30, 2003, compared with a gain on such sales of $136.6 thousand during the nine months ended September 30, 2002.

Non-interest expense for the three months ended September 30, 2003 increased $474.5 thousand or 12.5% to $4.3 million compared with non-interest expense of $3.8 million for the three months ended September 30, 2002. Non-interest expense for the nine months ended September 30, 2003 increased $2.2 million or 20.7% to $12.9 million compared with $10.7 million in 2002. The increase during both periods is mainly the result of additional salaries, benefits, and occupancy expenses connected with the opening of the Silverlake and San Antonio branches, the costs of other services associated with loan and deposit growth and included with the nine month period was the data processing conversion of The Express Bank. The increase in non-interest expense was partially offset by a decrease in minority interest expense, trust preferred securities due to a recent accounting standards change which reclassified minority interest expense, trust preferred securities from non-interest expense to interest expense.” ”Restatement of prior periods is not allowed under the new accounting standard.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense decreased $344.9 thousand or 100.4% to $(1.3) thousand for the three months ended September 30, 2003 compared with $343.6 thousand for the three months ended September 30, 2002. Income tax expense decreased $120.3 thousand or 27.2% to $321.2 thousand for the nine months ended September 30, 2003 compared with $441.5 thousand for the nine months ended September 30, 2002. The decrease in both time periods was due to the increase in the number of municipal securities and non-taxable loans resulting in more non-taxable income and also due to increased expenses.

Financial Condition

Loan and Lease Portfolio

The loan and lease portfolio is the largest category of the Company’s earning assets. The Company is a community banking organization serving consumers, professionals and businesses with interests in and around the Texas counties of Harris, Brazoria and Galveston as well as Bexar County. The Company’s primary strategy is to provide full service commercial banking with experienced loan officers and staff who focus on small to medium-sized businesses with loan requirements between $50.0 thousand and $3.5 million. This strategy includes building strong relationships while providing comprehensive banking services including working capital, fixed asset, real estate and personal loan needs, and lease financing. Additional loan services, such as long-term mortgages and factoring, are also provided through third party providers.

At September 30, 2003, loans and leases, net of unearned discount and fees, had increased $13.2 million or 5.1% to $273.9 million from $260.8 million at December 31, 2002. The growth was primarily in the 1-4 family and non-farm non-residential real estate loans, partially offset by 6.6% decrease in commercial and construction loans.

The following table shows the composition of the Company’s loan and lease portfolio as of September 30, 2003 and December 31, 2002:

	As of September 30, 2003		As of December 31, 2002
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial, financial and industrial	$57,122	20.9%	$59,385	22.7%
Construction/land development	16,549	6.0%	19,472	7.5%
Real estate:
1-4 Family	24,412	8.9%	22,815	8.7%
Multi family residential	4,904	1.8%	4,678	1.8%
Non farm non-residential	133,313	48.6%	116,653	44.7%
Consumer	27,480	10.0%	27,771	10.7%
Lease financing	12,504	4.6%	12,782	4.9%

Gross loans and leases	276,284	100.8%	263,556	101.0%
Less: unearned discount and fees	(2,400)	(0.8%)	(2,801)	(1.0%)

Net loans and leases	$273,884	100.0%	$260,755	100.0%

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

Non-performing Assets

The Company had $4.5 million and $3.8 million in non-performing assets for the periods ended September 30, 2003 and December 31, 2002, respectively. Management believes the risks in non-performing assets to be significant as there may be some portion of the principal which will become uncollectible.

The accrual of interest on loans or leases is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on non-accrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan or lease. As of September 30, 2003, 39 loans and leases in the aggregate amount of $2.1 million were on non-accrual status.

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

The Company may renegotiate the terms of a loan or lease because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were no restructured loans or leases at September 30, 2003 and one at December 31, 2002.

Other real estate consists of property owned by the Company as a result of foreclosure on collateral or similar actions. It is recorded at fair value at the time of acquisition, less estimated selling costs. As of September 30, 2003 the Company’s other real estate totaled $1.8 million and consisted of three commercial properties, the largest being a parking facility carried at $705.0 thousand.

The following table presents information regarding non-performing assets as of the dates indicated:

	September 30, 2003	December 31, 2002
	(dollars in thousands)
Nonaccrual loans and leases	$2,065	$2,887
Restructured loans and leases	—	12
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	626	349

Total nonperforming loans and leases	2,691	3,248
Other real estate	1,777	520

Total nonperforming assets	$4,468	$3,768

Ratios:
Nonperforming loans and leases to total loans	0.98%	1.23%
Nonperforming assets to total loans and leases plus other real estate	1.62%	1.43%

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

The Company charged off a net of $1.4 million (0.73% of average net loans and leases) and $1.1 million (0.47% of average loans and leases) in loans and leases during the nine-month period ended September 30, 2003 and the year ended December 31, 2002, respectively.

As of September 30, 2003, the Company’s allowance for possible credit losses was $2.9 million or 1.1% of the average net loans and leases compared with $3.0 million or 1.3% of the average net loans and leases as of

December 31, 2002. Although additional losses may occur, based on the detailed analysis and evaluation performed, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at September 30, 2003.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	As of and for the nine months ended Sept. 30, 2003	As of and for the year ended December 31, 2002
	(dollars in thousands)
Loans and leases(1):
Average net loans and leases outstanding during period	$264,165	$230,544

Net loans and leases outstanding at end of period	$273,884	$260,755

Transactions in Allowance for Possible Credit Losses:

Balance at beginning of period	$3,017	$2,020
Balance acquired in The Express Bank acquisition		500
Charge-offs for period:
Commercial and industrial	(437)	(710)
Real estate	(506)	(351)
Leases	(439)	(21)
Consumer and other	(154)	(213)
Recoveries of loans and leases previously charged off:
Commercial and industrial	53	52
Real estate	13	155
Leases	18	—
Consumer and other	14	15

Net charge offs	(1,438)	(1,073)
Provision for possible credit losses	1,350	1,570

Allowance for possible credit losses at end of period	$2,929	$3,017

Ratios:
Net loan and lease charge-offs (annualized) to average net loans and leases	0.73%	0.47%
Net loan and lease charge-offs (annualized) to end of period net loans and leases	0.70%	0.41%
Allowance to average net loans and leases	1.11%	1.31%
Allowance to end of period net loans and leases	1.07%	1.16%
Net loan and lease charge-offs to allowance	49.10%	35.57%

(1)	All loan and lease amounts are net of unearned discount.

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of September 30, 2003		As of December 31, 2002
	Amount	Percent of Loans to Net Loans and Leases	Amount	Percent of Loans to Net Loans and Leases
	(dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$518	20.9%	$645	22.8%
Real estate	495	65.3%	524	62.6%
Consumer (net)	11	10.0%	2	10.6%
Lease financing (net)	402	3.8%	162	4.0%
Unallocated	1,503	—	1,684	—

Total allowance for possible credit losses	$2,929		$3,017

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

The following table presents an analysis of deposits by type at the indicated dates:

	September 30, 2003	December 31, 2002
	Amount	Amount
	(dollars in thousands)
Noninterest-bearing deposits	$91,890	$92,780
Interest-bearing deposits	139,154	124,170
CDs in amounts of less than $100M	56,255	50,240
CDs in amounts of $100M or more	70,302	71,077

Total deposits	$357,601	$338,267

The Company’s total deposits increased from $338.3 million as of December 31, 2002 to $357.6 million as of September 30, 2003, which represented an increase of $19.3 million or 5.7%. Non-interest-bearing deposits constituted 25.7% of total deposits at September 30, 2003 compared to 27.4% at December 31, 2002. For the nine months ended September 30, 2003, average total deposits were $350.6 million compared to $283.7 million for the nine months ended September 30, 2002.

The amount of deposits in certificates of deposit (“CDs”) including IRAs and public funds in amounts of $100.0 thousand or more was 19.7% of deposits as of September 30, 2003 compared to 21.0% as of December 31, 2002.

Interest expense on CDs in amounts of $100.0 thousand or more was $1.8 million and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease in interest expense is primarily the result of lower interest rates. Interest expense on CDs in amounts of $100.0 thousand or more was $2.5 million for the year ended December 31, 2002. The higher cost of such funds relative to other deposits can have a negative impact on the Company’s net interest margin.

The following table sets forth the amount of the Company’s certificates of deposit that are $100.0 thousand or greater by the time remaining until maturity as of September 30, 2003:

As of September 30, 2003
(dollars in thousands)
Remaining maturity
3 months or less	$16,862
Over 3 through 6 months	11,821
Over 6 through 12 months	11,565
Over 12 months	30,054

Total	$70,302

Borrowings

During the third quarter of 2003, borrowings consisted of Federal Home Loan Bank advances. At September 30, 2003, FHLB borrowings were $41.8 million compared to $21.7 million at September 30, 2002. At September 30, 2003 and September 30, 2002, the Company had no federal funds purchased. The FHLB borrowings were primarily used to purchase additional mortgage-backed and collateralized mortgage obligations (CMOs) which increased the spread over the interest cost of those funds.

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

At September 30, 2003 and December 31, 2002, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $813 thousand and $228 thousand, respectively, and unfunded loan commitments of $18.1 million and $24.9 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company considers approximately 50.0% to be firm and will be exercised. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $115.9 million at September 30, 2003, an increase of $18.0 million or 18.4% from $97.9 million at December 31, 2002. The average life of the securities portfolio at September 30, 2003 was 4.5 years compared to 3.7 years at December 31, 2002.

Capital Resources

Total stockholders’ equity was $32.8 million at September 30, 2003 compared with $32.3 million at December 31, 2002, an increase of $444.9 thousand or 1.4%. The increase was primarily due to the sale of common stock through the exercise of stock options, and Company’s earnings, partially offset by unrealized losses on securities.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-based capital ratios as of September 30, 2003 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions	Actual Ratio at Sept. 30, 2003
The Company
Leverage ratio	4.00	%(1)	N/A	8.14%
Tier 1 risk-based capital ratio	4.00		N/A	11.32
Total risk-based capital ratio	8.00		N/A	12.28
The Bank
Leverage ratio	4.00	%(2)	5.00%	7.89%
Tier 1 risk-based capital ratio	4.00		6.00	11.12
Total risk-based capital ratio	8.00		10.00	12.08

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

First Community Capital Corporation Trust I and II were formed subsequent to January 31, 2003 for the purpose of issuing $10 million of trust preferred securities and accordingly are currently subject to the requirements of FIN 46. The Company currently believes the continued consolidation of First Community Capital Corporation Trust I and II are appropriate under FIN 46. However, the application of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these trusts. The deconsolidation of First Community Capital Corporation Trust I and II could negatively effect the Company’s consolidated balance sheet and/or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, the Company adopted Statement 150 which negatively impacted net interest income and net interest margin by $187 thousand and nineteen basis points, respectively for the quarter ended September 30, 2003 while also decreasing non-interest expense by a like amount for the same period of time. Statement 150 requires the reclassification of the Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust, commonly known as trust preferred securities from the mezzanine section of the Consolidated Statement of Condition to borrowings and the related interest expense from non-interest expense to interest expense as of July 1, 2003. Prior to this date, the interest expense related to these securities was treated as minority interest expense on the Consolidated Statement of Income and not included in the calculation of the net interest margin. For all periods prior to July 1, 2003, amounts previously recognized as minority interest will not be reclassified to interest expense under the standard. Although adoption of this Standard reduced third quarter net interest margin by nineteen basis points, it had no impact on net income or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a. Not applicable

b. Not applicable

c. Not applicable

d. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY CAPITAL CORPORATION
(Registrant)

Date: November 14, 2003	/s/ Nigel J. Harrison
Nigel J. Harrison
President and Chief Executive Officer

Date: November 14, 2003	/s/ James M. McElray
James M. McElray
Executive Vice President and Chief Financial Officer