Form 10KSB
period 2003-12-31
FIRST COMMUNITY CAPITAL CORP
filed 2004-03-30
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-32609

FIRST COMMUNITY CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Texas	76-0676739
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14200 Gulf Freeway

Houston, Texas 77034

(Address of principal executive offices including zip code)

(281) 996-1000

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐.

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2003: $27,788,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 29, 2004 computed by reference to the book value per share as of February 29, 2004 of $10.76 per share was approximately $24,124,393.

As of March 15, 2004, the number of outstanding shares of Common Stock was 2,880,291.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003, are incorporated by reference into Part III, Items 9-12 and Item 14 of this Form 10-KSB.

Transitional Small Business Disclosure Format

(Check One) Yes ☐    No ☑

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The use of any of the words “believe,” “expect,” “anticipate,” “estimate,” “continue,” “intend,” “may,” “will,” “should,” or similar expressions identifies these forward-looking statements. First Community Capital Corporation (the “Company”) cautions you that a number of important factors or events could cause actual results to differ materially from estimates or projections contained in any forward-looking statements including, without limitation:

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

Item 1.    Business

General

The Company was incorporated as a business corporation under the laws of the State of Texas in January 2001 to serve as a bank holding company for First Community Bank, N.A. (the “Bank”). In January 2004, the Company acquired Grimes County Capital Corporation and its wholly-owned subsidiary, Community State Bank located in Houston, Texas. The Company owns the Bank and Community State Bank (together with First Community Bank, N.A., the “Banks”), through its wholly owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. (the “Delaware Company”). The Company, through the Banks, provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through 17 full-service banking locations (including those of Community State Bank) in or near Houston, Texas and one full-service banking location in San Antonio, Texas. The Company’s headquarters are located in Houston, Texas. The Company has grown through a combination of internal growth, opening of de novo branches and acquisitions. At December 31, 2003, the Company had total assets of $469.2 million, total loans and leases of $287.4 million, total deposits of $367.3 million and total shareholders’ equity of $38.5 million. The Company’s main office is located at 14200 Gulf Freeway, Houston, Texas 77034, and its telephone number at that location is (281) 996-1000.

Bank Activities

The Company conducts substantially all of its activities through and derives substantially all of its income from its indirect wholly owned subsidiaries, the Banks. The Bank is a commercial bank, which was chartered as a national banking association and opened for business in August 1995. Community State Bank is a commercial bank that was chartered as a Texas banking association and opened for business in 1907. The Company offers a diversified range of commercial banking services for business, industry, public and governmental organizations and individuals located principally in the Harris, Brazoria, Galveston and Bexar County, Texas areas.

Services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services, and the making of commercial, interim construction, consumer, real estate, industrial loans, SBA loans and lease financing. When the borrowing needs of a customer exceed applicable lending limits, the Company will participate with other banks in making the loan. Similarly, other services are provided for customers through correspondent and other relationships with other financial institutions. Non-deposit product services such as securities brokerage, insurance and retirement plans are also provided through the Bank’s division, First Community Financial Group, and arrangements with third party providers of such products.

The Company is an independent, responsive and locally owned community banking organization that focuses on serving the banking needs of locally owned small to mid-sized businesses and individuals within the Houston and San Antonio areas and surrounding markets. The Company places substantial emphasis on “relationship banking” (i.e., assisting with all banking needs of a customer and seeking to maintain a personal relationship with that customer) in marketing products and serving the banking needs of the customer. Each location is staffed, to the extent feasible, with officers and other personnel who have direct experience in the market area served by the particular banking office facility. The Company’s officers and employees are also often involved in community charitable and civic events in the areas they serve. Forging relationships through the interaction of an experienced and dedicated group of officers, directors and employees within the communities has been an important factor in the Company’s growth and performance.

Recent Developments

In May 2003, the Company began a private offering of up to 666,667 shares of Series B Mandatory Convertible Preferred Stock at a price of $15.00 per share. The Series B Preferred Stock is convertible into the Company’s Common Stock on the second anniversary of the opening date of the San Antonio office (September 15, 2003). The offering ended on October 31, 2003 with 375,654 shares of Series B Preferred Stock sold.

On January 6, 2004, the Company completed its previously announced acquisition of Grimes County Capital Corporation (“Grimes County”), a Texas corporation and the parent company of Community State Bank, for aggregate consideration of $9.5 million in cash. At December 31, 2003, Community State Bank had approximately $51.9 million in assets, $35.3 million in loans, $47.7 million in deposits and total stockholders’ equity of $4.0 million. Community State Bank’s locations include its main office on Scarsdale in Houston, a branch on Dairy Ashford in Houston and a branch in Iola, Texas, which is approximately 130 miles north of Houston. The Company plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company headquartered in San Antonio, Texas. As part of this process, the Bank will purchase substantially all the assets and assume the liabilities of Community State Bank and will transfer the Bank’s deposits and assets associated with the San Antonio branch office located at 14100 San Pedro, Suite 100, San Antonio, Texas, to the Community State Bank. Regulatory applications to accomplish this internal reorganization are pending at present. The Company expects to complete this process, including a data processing conversion, in the second quarter of 2004. The current executive officers and staff, which manage the Bank’s San Antonio office, will manage the San Antonio national bank subsidiary after the conversion.

On July 14, 2003, the Bank’s Silverlake branch in Pearland opened for business and on December 22, 2003, the Bank’s Webster office opened for business.

Competition

The banking business is highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market areas. The Company experiences competition in both lending, leasing and attracting funds from other banks and non-bank financial institutions located in its market areas.

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

Employees

The Company primarily conducts its operations through the Banks. The Company does not have any paid employees. As of December 31, 2003, the Bank employed 172 full-time equivalent employees, 14 of whom were executive officers. The Banks provide medical insurance and other benefits to their full-time employees. The employees are not represented by any collective bargaining group. Management believes that the Company’s relationship with employees is excellent.

Supervision and Regulation

The business of the Company and the Banks are subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations. The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

In addition, any entity is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a controlling influence over the Company.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act is intended to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporation disclosures pursuant to securities laws. The Sarbanes-Oxley Act generally applies to all domestic and foreign companies that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 such as the Company.

The Sarbanes-Oxley Act includes additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC.

The Sarbanes-Oxley Act addresses, among other matters:

•	audit committees for all reporting companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-bases compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to material noncompliance of the issuer or misconduct;

•	a prohibition on insider trading during pension plan black-out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition of personal loans to directors and officers, with certain exceptions;

•	expediate filing requirement for insider stock transaction forms;

•	disclosure of a code of ethics, if applicable, and filing a Form 8-K for a change or waiver of such code;

•	expediated filings of periodic reports for certain issuers;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	increased criminal penalties for violations of securities laws.

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

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

Federal law aimed at recapitalizing the Savings Association Insurance Fund (“SAIF”) requires, among other things, that banks insured under the BIF pay a portion of the interest due on bonds that were issued to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the BIF rate is $0.0154 per $100 of deposits for the first quarter of 2004 and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions.

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

Community State Bank

Community State Bank is a Texas-chartered banking association whose deposits are insured by the Bank Insurance Fund of the FDIC. It is subject to supervision, regulation and examination by the FDIC and the Texas Department of Banking. Such supervision and regulation is substantially similar to that imposed by the OCC with respect to the Bank. Upon conversion of Community State Bank to a national bank, it will be regulated by the OCC as described for the Bank.

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

Item 2.    Properties

The Company currently conducts business operations through its two subsidiary banks. The Bank has its main office and fourteen branch office locations in and around the greater Houston metropolitan area including one office in San Antonio, Texas. Community State Bank has a home office in Houston and two branch locations. A description of each of the properties, whether owned or leased, is presented below:

First Community Bank, N.A.	Description	Deposits December 31, 2003
		(Dollars in thousands)
Houston (Main) Office 14200 Gulf Freeway Houston, Texas 77034	Two-story building leased by the Bank; approximately 31,000 square feet on 3 acres of land; Bank currently utilizes 24,000 square feet with the balance leased to tenants; attached four-lane motor bank.	$59,481

Pasadena 910 Fairmont Parkway Pasadena, Texas 77504	One-story building owned by the Bank; approximately 5,925 square feet on 2.5 acres of land; attached seven-lane motor bank.	57,055

Pearland 1000 East Broadway Pearland, Texas 77581	One-story building owned by the Bank; approximately 4,500 square feet on 1.5 acres of land; attached five-lane motor bank.	45,409

Friendswood 830 South Friendswood Dr. Friendswood, Texas 77546	One-story building owned by the Bank; approximately 4,500 square feet on 0.26 acres of land; Bank currently utilizes 3,000 square feet with the balance leased to a tenant; attached four-lane motor bank.	32,111

West Pearland 6302 Broadway, Suite 100 Pearland, Texas 77584	Approximately 4,000 square foot lease in two-story office building; attached three-lane motor bank.	26,783

League City 710 East Main League City, Texas 77573	One-story office building owned by the bank; approximately 3,200 square feet on 0.5 acres of land; attached four-lane motor bank.	11,191

Alvin 102 W. Sealy Alvin, Texas 77511	Approximately 4,200 square foot lease in two-story office building; located in the old town site of Alvin; no motor bank facility.	12,025

Clear Lake City 1150 Clear Lake City Blvd. Houston, Texas 77062	Approximately 4,022 square foot lease in two-story building; attached three-lane motor bank.	35,014

Nasa Road 1 1400 Nasa Road 1 Nassau Bay, Texas 77058	Approximately 3,500 square foot lease in one-story retail center with detached two-lane motor bank.	14,611

Alvin Drive In 2625 South Loop 35 Alvin, Texas 77511	One-story free standing building owned by bank; approximately 1,024 square feet with attached three-lane motor bank.	648

Alvin 2900 S. Gordon Alvin, Texas 77511	One-story office building owned by the bank; approximately 7,450 square feet on 1.22 acres of land; attached five-lane motor bank.	52,824

Danbury 6015 5th Street Danbury, Texas 77534	One-story office building owned by the bank; approximately 5,700 square feet on 2.06 acres of land; attached three-lane motor bank.	13,411

First Community Bank, N.A.	Description	Deposits December 31, 2003
		(Dollars in thousands)

Silver Lake (1) 9821 Broadway Pearland, Texas 77584	Approximately 3,300 square foot lease in one-story retail center with detached two-lane motor bank	$1,640

Baybrook (2) 1507 West Bay Area Blvd Webster, TX 77598	Approximately 2,200 square foot lease in one-story retail center with detached two-lane motor bank	20

San Antonio (3) 14100 San Pedro Suite 100 San Antonio, TX 78232	Approximately 4,179 square foot lease in a seven story building with attached 2 lane motor bank	5,073

Community State Bank	Description

Main Office (4) 11102 Scarsdale Houston, TX 77089	One-story office building owned by the bank; approximately 6,000 square feet on 1.03 acres of land; attached four-lane motor bank.

Iola (4) 203 Main Street Iola, TX 77861	One-story office building owned by the bank; approximately 4,325 square feet on 12,250 square feet of land; no drive-in

West Houston (4) 1035 Dairy Ashford Houston, TX 77079	Approximately 6,900 square foot lease in a multi-story building with detached seven— lane motor bank

San Antonio (5) 3305 Wurzbach San Antonio, TX 78238	Approximately 1,816 square foot lease in one-story retail center with attached four-lane motor bank

(1)	Opened for business on July 14, 2003.
(2)	Opened for business on December 22, 2003
(3)	Opened for business on September 15, 2003
(4)	Community State Bank was acquired on January 6, 2004 and its offices are expected to become branches of the Bank during the second quarter 2004.
(5)	The anticipated opening date for this location is April 2004, following conversion of Community State Bank to a national bank.

Item 3.    Legal Proceedings

The Company and the Banks from time to time are involved in routine litigation which has arisen in the normal course of business. Management does not believe that there are any pending or threatened proceedings against the Company or the Banks, which, upon resolution, would have a material adverse effect on the financial condition, results of operations or cash flows of the Company or the Banks.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is not listed on an exchange or quoted on the Nasdaq Stock Market or any automated services, and there is no established trading market for the Common Stock. Trades in shares of Common Stock are often privately negotiated between the buyer and the seller and management of the Company may not know the prices at which some or all of such transactions took place. During the two year period ended December 31, 2003, management is aware of trades in the Common Stock at prices ranging from $11.50 to $13.50 per share.

Use of Proceeds

On May 2, 2003, the Company began a private offering of its Series B Preferred Stock to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company offered 666,667 shares of Series B Preferred Stock at a price of $15.00 per share to accredited investors known by the Company and its officers and directors. The offering concluded on October 31, 2003. The Company sold 375,654 shares of Series B Preferred Stock for gross proceeds of $5.63 million. The Company sold the shares without third party assistance. The shares of Series B Preferred Stock are convertible into Common Stock on a one-for-one basis on September 15, 2005, the second anniversary of the opening of the San Antonio office, provided, however, that each share of Series B Preferred Stock may convert into 1.06 shares of Common Stock if certain incentive goals related to the San Antonio office of the Bank are achieved. The proceeds of the offering were used for general corporate purposes, including the expenses of establishing the branch office in San Antonio.

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefore. The Company has occasionally paid a cash dividend on the Common Stock. Although the Company paid a dividend of $0.10 per share in December 2003, the Company cannot predict if or when it will pay dividends on the Common Stock in the future. The payment of dividends on shares of Common Stock may be subject to the prior rights of holders of any outstanding shares of preferred stock of the Company. The holders of the Company’s Series A Preferred Stock are entitled to receive non-cumulative dividends out of funds legally available therefore, if, as and when properly declared by the Board of Directors, payable semi-annually, equal to 7% per annum of the liquidation price ($13.00 per share), although the Company is not required to declare and pay such dividends. In 2003, $350,349 in dividends were paid to holders of the Company’s Series A Preferred Stock. No dividends will be paid with respect to shares of Series B Preferred Stock.

For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Banks with respect to their respective capital stock. There are certain restrictions on the payment of these dividends imposed by federal and state banking laws, regulations and authorities. Further, the dividend policy of the Banks are subject to the discretion of the respective boards of directors of the Banks and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions.

In the future, the declaration and payment of dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2003, an aggregate of approximately $3.0 million was available for the payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding. The following table provides information as of December 31, 2003 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	295,328	$9.53	12,500
Equity compensation plans not approved by security holders	—	—	—

Total	295,328	$9.53	12,500

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

The financial position and results of operations as of and for the years ended December 31, 2003, 2002 and 2001 represent the Company and the First Community Bank, N.A. on a consolidated basis and include the Company and the Delaware Company as bank holding companies for the Bank. The financial position and results of operations do not include Community State Bank, which was acquired on January 6, 2004.

For the Years Ended December 31, 2003, 2002 and 2001

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 60.9% of total revenue during 2003.

Net income was $2.1 million, $2.2 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, and diluted earnings per share were $0.56, $0.73 and $0.52, respectively, for these same periods. The Company posted returns on average assets of 0.46%, 0.62% and 0.49% and returns on average equity of 5.8%, 8.2% and 6.5% for the years ended December 31, 2003, 2002 and 2001, respectively. Continued

focus on expanding the franchise with entry into San Antonio, early redemption of mortgage backed securities resulting in accelerated premium amortization and additional accruals contributed to the reduced earnings in 2003 and the corresponding decrease in return on average equity and return on average assets.

Total assets at December 31, 2003, 2002 and 2001 were $469.2 million, $421.4 million and $287.6 million, respectively. Total deposits were $367.3 million, $338.3 million and $216.4 million at December 31, 2003, 2002 and 2001, respectively. The increase in total assets and deposits for each period was primarily due to additional locations. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, were $284.5 million at December 31, 2003, an increase of $26.8 million or 10.4% from $257.7 million at December 31, 2002. Total loans, net of unearned discount and fees and allowance for possible credit losses, increased $66.5 million or 34.8% in 2002 from $191.3 million at December 31, 2001. Included in the increase in 2002 was $38.0 million in loans resulting from The Express Bank acquisition. Shareholders’ equity was $38.5 million, $32.3 million and $19.5 million at December 31, 2003, 2002 and 2001, respectively.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The SEC has issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles as discussed throughout this Form 10-KSB. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

Stock based Compensation—The Company accounts for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Pro forma disclosures of net income and earnings per share assuming the fair value-based accounting method are set forth in Note O to the Company’s Consolidated Financial Statements.

The Financial Accounting Standards Board (the “FASB”) is currently working on a project to address issues related to equity-based compensation. The objective of the project is to achieve convergence with international standards setting bodies on one single, global accounting standard for equity-based compensation. In the project, the FASB wishes to resolve whether compensation paid in the form of equity instruments should be recognized in the financial statements and how this compensation should be measured.

The FASB has tentatively determined that all equity-based compensation should be recognized in the financial statements beginning in 2005. Deliberations as to how equity-based compensation should be measured are ongoing. The FASB is scheduled to issue an exposure draft in the first quarter of 2004 and has set a goal of issuing a final accounting standard in the second half of 2004.

The Company established deferred compensation plans (the “Plans”) whereby eligible executive officers and directors of the Banks and Company (the “Participants”) earn retirement benefits during their tenure as employees or directors of the Banks and Company, subject to certain provisions contained in the Plans. Benefits are provided over future periods of time subsequent to the Participants’ termination of employment from the Bank or at such time that the Participants are no longer directors of the Company as defined by the Plans. The Plan benefits are indexed to earnings generated by single premium Bank Owned Life Insurance (“BOLI”). This insurance provides cash values, earnings and death benefits of varying amounts as defined in the insurance policies.

Intangible Assets

The changes in the carrying amount of core deposit intangibles and goodwill for the years ended December 31, 2002 and 2003 is as follows:

	(Dollars in thousands)
	Core Deposit Intangibles	Goodwill	Total
Balance, May 10, 2002	$2,369	$6,578	$8,947
Amortization	(260)	—	(260)

Balance, December 31, 2002	2,109	6,578	8,687
Amortization	(389)	—	(389)

Balance, December 31, 2003	$1,720	$6,578	$8,298

Results of Operations

Earnings

For the year ended December 31, 2003, the Company earned $2.1 million or $0.56 per diluted share, compared with $2.2 million or $0.73 per diluted share, for the year ended December 31, 2002. Continued focus on expanding the franchise with entry into San Antonio, early redemption of mortgage backed securities resulting in accelerated premium amortization and additional accruals combined to contribute to the reduced earnings in 2003 compared with 2002.

For the year ended December 31, 2002, the Company earned $2.2 million, or $0.73 per diluted share, compared with $1.2 million 2001 or $0.52 per diluted share for the year ended December 31, 2001. The increase in earnings in 2002 compared with 2001 is primarily the result of deposit growth and The Express Bank acquisition. The additional deposits were primarily invested in growth of the loan and lease portfolio and additional investment securities, which increased interest income. Additionally, deposit fee income was up significantly in 2002 due to the increase in the number of deposit accounts.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans and leases, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits, trust preferred securities, and other borrowed funds, referred to as a “rate change.”

The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, in an attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. Approximately 25.8% of the Company’s deposits consists of non-interest bearing deposits and approximately 28.3% are in low cost savings deposits, as compared to higher cost certificates of deposit. These lower cost deposits have contributed to both a lower cost of funds and the Company’s ability to maintain a strong net interest margin in the low interest rate environment of the last two years.

2003 versus 2002.    Net interest income increased to $16.9 million in 2003 from $15.2 million in 2002, a $1.7 million or 11.8% increase, primarily due to continued loan growth, an increase in investment securities, and attention to pricing and interest rate management as well as the full year effect of The Express Bank acquisition completed in May 2002. Net interest income for 2003 was partially offset by an increase in interest expense as a result of interest on debentures being treated as interest expense rather than non-interest expense. The Bank was successful in maintaining a stable net interest margin was 4.3% and 4.8% and the net interest spread was 3.8% and 4.2% for 2003 and 2002, respectively.

2002 versus 2001.    Net interest income increased to $15.2 million in 2002 from $10.8 million in 2001, a $4.4 million or 40.7% increase, primarily due to The Express Bank acquisition, continued loan growth and attention to pricing and interest rate management. The Bank was successful in maintaining a stable net interest margin of 4.8% and 4.9% and net interest spreads of 4.2% and 3.7% for 2002 and 2001, respectively. In 2002, interest rates decreased 50 basis points, which reduced interest expense. The decrease in interest income was offset by the decrease in interest expense resulting in an increase in net interest income of approximately $304.0 thousand due to falling interest rates. Growth, primarily in loans, investment securities and deposits increased net interest income approximately $4.3 million in 2002 as compared to 2001. The ratio of non-interest bearing deposits to total deposits was approximately 27.4% during 2002, which helped to maintain the stability of the net interest margin.

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

	Years Ended December 31,
	2003			2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and Leases	$267,764	$18,967	7.08%	$230,544	$18,067	7.84%	$172,601	$15,661	9.07%
Taxable securities	96,751	3,404	3.52	55,769	2,469	4.43	38,959	2,361	6.06
Tax-exempt securities	13,339	553	4.15	14,631	714	4.88	5,355	255	4.76
Federal funds sold and other temporary investments	12,922	221	1.71	15,957	372	2.33	2,333	109	4.67

Total interest-earning assets	390,776	23,145	5.92	316,901	21,622	6.82	219,248	18,386	8.38

Less: allowance for possible credit losses	(2,942)			(2,529)			(1,591)

Total interest-earning assets, net of
Allowance for possible credit losses	387,834			314,372			217,657
Non-interest-earning assets	57,466			43,887			34,250

Total assets	$445,300			$358,259			$251,907

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$34,126	$199	0.58%	$23,036	$221	0.96%	$3,288	$41	1.25%
Savings and money market accounts	94,807	979	1.03	83,252	1,440	1.73	58,338	1,959	3.36
Time deposits	125,319	3,735	2.98	108,311	4,098	3.78	85,285	5,104	5.98
Company obligated mandatorily (2) redeemable trust preferred securities of subsidiary trust	5,344	388	7.26
Federal funds purchased	705	7	1.00	1,640	20	1.22	433	15	3.46
Other borrowings	37,256	902	2.42	26,556	668	2.52	12,660	427	3.37

Total interest-bearing liabilities	297,557	6,210	2.09	242,795	6,447	2.66	160,004	7,546	4.72

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	94,448			76,940			57,107
Other liabilities	12,903			1,350			11,731

Total liabilities	404,908			321,085			223,116

Company obligated mandatory redeemable trust preferred securities of subsidiary trusts	5,000			10,000			4,274
Stockholders’ equity	35,392			27,174			18,791

Total liabilities and stockholders equity	$445,300			$358,259			$251,907

Net interest income		$16,935			$15,175			$10,840
Net interest spread			3.83%			4.16%			3.66%
Net interest margin(1)			4.33%			4.79%			4.94%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	See discussion on adoption of SFAS 150 on page 34 of this document.

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

	Year Ended December 31, 2003 Compared with 2002			Year Ended December 31, 2002 Compared with 2001
	Increase (Decrease) due to			Increase (Decrease) due to
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including fees	$2,652	$(1,752)	$900	$4,541	$(2,135)	$2,406
Investment securities	1,381	(607)	774	1,197	(630)	567
Federal funds sold and other investments	(71)	(80)	(151)	318	(55)	263

Total increase (decrease) in interest income	3,962	(2,439)	1,523	6,056	(2,820)	3,236

Interest-bearing liabilities:
Deposits other than time	250	(733)	(483)	698	(1,037)	(339)
Time, $100,000 and over	321	(535)	(214)	474	(1,049)	(575)
Time under $100,000	47	(196)	(149)	484	(915)	(431)
Company obligated mandatorily redeemable trust preferred securities (1)	388	—	388	—	—	—
Federal funds purchased and other borrowings	246	(25)	221	369	(123)	246

Total increase (decrease) in interest expense	1,252	(1,489)	(237)	2,025	(3,124)	(1,099)

Increase (decrease) in net interest income	$2,710	$(950)	$1,760	$4,031	$304	$4,335

(1)	See discussion on adoption of SFAS 150 on page 34 of this document.

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company’s allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under “—Allowance for Possible Credit Losses.” The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

The provision for possible credit losses for the year ended December 31, 2003 was $1.7 million compared with $1.6 million for the year ended December 31, 2002 and $1.6 million for the year ended December 31, 2001. The provisions in 2003, 2002 and 2001 were made by the Company in response to the risk inherent in the loan and lease portfolio.

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

The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Service charges on deposit accounts	$3,671	$2,773	$2,050
Other non-interest income	722	434	363
Gain on sales of securities	249	716	698

Total non-interest income	$4,642	$3,923	$3,111

For the year ended December 31, 2003, the Company earned $3.7 million in income from service charges, an increase of $898 thousand or 32.4% compared with the year ended December 31, 2002. Total non-interest income increased in this period by 18.3% compared with the same period in 2002. The increase was primarily attributable to the increased number of deposit accounts from both The Express Bank acquisition and internal growth.

For the year ended December 31, 2002, the Company earned $2.8 million in income from service charges, an increase of $723 thousand or 35.3% compared with the year ended December 31, 2001. Total non-interest income increased in this period by 26.1% compared with the same period in 2001. The increase was primarily attributable to the increased number of deposit accounts from both The Express Bank acquisition and internal growth.

In 2003, the Company earned $249 thousand from gains on the sale of investment securities compared to $716 thousand in 2002. Due to low interest rates in 2003 many agency and municipal bonds were called. These bonds were sold and replaced with Mortgage Backed Securities (MBS) to maintain/improve yields.

Non-Interest Expense

The major component of non-interest expenses is employee compensation and benefits. The Company’s non-interest expenses also include day-to-day operating expenses, such as professional fees, advertising, supplies, occupancy expense, depreciation and amortization of building, leasehold improvements, furniture and equipment. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each of its designated market areas.

For the years ended December 31, 2003, 2002 and 2001, non-interest expense totaled $17.4 million, $14.6 million and $11.0 million, respectively. The $2.8 million or 19.2% increase in 2003 was primarily the result of additional salaries, benefits, and occupancy expenses connected with the opening of the Silverlake, San Antonio and Webster branches, the costs of other services associated with loan and deposit growth and the data processing conversion of The Express Bank.

The increase in non-interest expense was partially offset by a decrease in minority interest expense from trust preferred securities due to the Company’s adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, on July 1, 2003, which required reclassification of minority interest expense for trust preferred securities from non-interest expense to interest expense. In 2003, 2002 and 2001 the Company paid $771.5 thousand, $807.0 thousand and $410.1 thousand, respectively, in minority interest expense to its subsidiary trusts. In compliance with SFAS No. 150, minority interest expense subsequent to July 1, 2003 is recorded as interest expense. For all prior periods, minority interest expense is recognized as non-interest expense in compliance with SFAS No. 150. In 2003, $383.4 thousand of minority interest expense was recorded as non-interest expense and $388.1 thousand was recorded as interest expense.

The increase in total non-interest expense for 2002 compared with 2001 of $3.7 million or 33.6% was primarily the result of increased expenses in connection with The Express Bank acquisition and subsequent integration of that bank.

The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Employee compensation and benefits	$7,710	$6,540	$5,153
Non-staff expenses:
Occupancy expense and equipment	2,729	2,073	1,762
Professional and outside service fees	2,263	2,076	1,460
Office expenses	1,106	928	800
Minority interest expense, trust preferred securities	383	807	410
Other	3,171	2,217	1,370

Total non-staff expenses	9,652	8,101	5,802

Total non-interest expense	$17,362	$14,641	$10,955

Employee compensation and benefits expense for the year ended December 31, 2003 was $7.7 million, an increase of $1.2 million or 18.5% over $6.5 million for the same period in 2002. Employee compensation and benefits expense for the year ended December 31, 2002 was $6.5 million, an increase of $1.3 million or 25.0% over $5.2 million for the same period in 2001. The increase during both of these periods was primarily due to the addition of employees to handle growth, the addition of employees in The Express Bank acquisition, the addition of employees for the Silverlake, San Antonio, and Webster branches, and salary increases.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. A group of assets acquired through the acquisition of The Express Bank was retired during 2003 resulting in a loss, which contributed to a decrease in tax expense at December 31, 2003. Tax expense was further decreased at December 31, 2003 resulting from a new IRS ruling that allowed a 50% special depreciation allowance for qualified property acquired after May 5, 2003, and placed in service before January 1, 2005. Income tax expense decreased approximately $201.0 thousand to $452.1 thousand for the year ended December 31, 2003 compared with $653.1 thousand for the year ended December 31, 2002 and $170.0 thousand for the year ended December 31, 2001. The effective tax rates in 2003, 2002 and 2001 were 18.0%, 23.0% and 12.0%, respectively. The effective tax rate was lower in 2001 than prior years due to the purchase of additional tax exempt investment securities, including additional municipal bonds and the funding of tax-exempt loans

Additionally, the State of Texas imposes a Texas franchise tax. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. Total franchise tax expense was $59.0 thousand in 2003, $18.0 thousand in 2002, and $14.0 thousand in 2001. Such expense was included as a part of other non-interest expense. The increase in franchise tax expense was due to branch expansion and additional franchise tax accruals.

Financial Condition

Loan and Lease Portfolio

The loan and lease portfolio is the largest category of the Company’s earning assets. The Company presently is, and in the future expects to remain, a community banking organization serving consumers, professionals and businesses with interests in and around the Texas counties of Harris, Brazoria, Galveston and Bexar. The Company’s primary strategy is to provide full service commercial banking with experienced loan officers and staff who focus on small to medium-sized businesses with loan requirements between $50.0 thousand and $3.5 million. This strategy includes building strong relationships while providing comprehensive banking services including working capital, fixed asset, real estate, and personal loan needs, and lease financing. Additional loan services, such as long-term mortgages and factoring are also provided through third party providers.

Total loans and leases increased by $26.6 million or 10.2% to $287.4 million at December 31, 2003 compared with $260.8 million at December 31, 2002. This increase was, the result of additional branch openings and internal growth. Total loans and leases increased by $67.5 million or 35.0% to $260.8 million at December 31, 2002 compared with $193.3 million at December 31, 2001. The balance of loans acquired from The Express Bank acquisition was approximately $38.0 million at December 31, 2002. The remainder of the increase was primarily due to internal growth.

During 2001, the Company began providing lease financing, which at December 31, 2003 had a balance, net of unearned income, of $9.5 million. The majority of these leases are three to five year operating equipment leases made primarily to small businesses.

The following table summarizes the Company’s loan and lease portfolio by type of loan at the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial (1)	$62,888	21.9%	$59,385	22.8%	$69,230	35.8%	$61,989	40.2%	$49,611	40.6%
Construction/land develop	20,688	7.2	19,472	7.5	24,685	12.8	17,257	11.2	17,513	14.3
1-4 Family first lien	16,491	5.7	15,491	5.9	4,906	2.5	5,095	3.3	3,986	3.3
1-4 Family junior lien	6,269	2.2	7,324	2.8	3,832	2.0	1,438	0.9	1,190	0.9
Multi family residential	4,991	1.8	4,678	1.8	2,962	1.5	707	0.5	820	0.7
Non farm non residential	139,849	48.6	116,653	44.7	78,632	40.7	63,190	40.9	42,988	35.2
Consumer (net) (1)	27,305	9.5	27,771	10.6	3,828	2.0	5,617	3.6	7,180	5.9
Lease financing	11,150	3.9	12,782	4.9	7,123	3.7	—	—	—	—

Gross loans and leases	289,631	100.8	263,556	101.0	195,198	101.0	155,293	100.6	123,288	100.9
Less unearned discounts and fees	2,192	(0.8)	2,801	(1.0)	1,925	(1.0)	924	(0.6)	1,041	(0.9)

Total loans and leases	$287,439	100.0%	$260,755	100.0%	$193,273	100.0%	$154,369	100.0%	$122,247	100.0%

(1)	Consumer loans previously classified as commercial and industrial have been reclassified to consumer for 2002 and 2003.

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

The consumer loans the Company makes include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and size of the loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Company rarely makes loans at its legal lending limit, which at December 31, 2003 amounted to approximately $4.9 million. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. The Company has four Regional Loan Committees that review and act upon loans above the assigned individual levels of loan approval authority. All loans above $1 million are evaluated and acted upon by the Senior Loan Committee, which meets weekly and is comprised of six non-employee directors and senior lending staff. The Company’s strategy is to invest funds in loans that will insure positive benefits to shareholders while providing protection to depositors’ funds. Also, the Company’s intent is to serve the legitimate needs of the community and general market area while maximizing returns and minimizing risk. Granting loans on a sound and collectible basis requires that loans be made that follow conservative loan policies and underwriting practices including:

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

The contractual maturity ranges of the loan and lease portfolio before unearned discounts and unearned loan and lease income, and the amount of such loans with predetermined and floating interest rates in each maturity range as of December 31, 2003, are summarized in the following table:

	December 31, 2003
	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Credits with a predetermined interest rate	$34,034	$96,203	$29,310	$159,547
Credits with a floating interest rate	114,666	15,418	—	130,084

Total	$148,700	$111,621	$29,310	$289,631

Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates).

The Company accrues interest on its performing loans and leases daily. Interest is computed using the simple interest method. This method recognizes that as the principal balance falls during the life of the loan, a smaller portion of each payment constitutes interest earned on the outstanding balance. The Company often charges points and fees upon origination of certain real estate and construction loans which are accounted for in compliance with the appropriate accounting principles when these fees and points are charged and when the resulting income and costs are recognized.

Nonperforming Assets

The accrual of interest on a loan and lease is discontinued when, in the opinion of management (based upon such criteria as default in payment, asset deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on nonaccrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan.

Nonperforming assets were $3.2 million at December 31, 2003, a decrease of $600 thousand or 16% compared with $3.8 million at December 31, 2002. As of December 31, 2003, 48 loans and leases in the amount of $2.2 million were on nonaccrual status. Had nonaccrual and restructured loans been performing loans and leases, $124.6 thousand would have been recorded as income. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

Placing a loan or lease on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest which had been accrued in the current year but not yet collected on the loan or lease. Secondly, it eliminates future interest earnings with respect to that particular loan from the Company’s revenues. Interest on such loans or leases is not recognized until all of the principal is collected or until the loan or lease is returned to a performing status.

Impaired loans and leases, with the exception of groups of smaller balance homogeneous loans and leases are collectively evaluated for impairment, are defined as loans or leases for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, both interest and principal according to the contractual terms of the loan or lease agreement. The allowance for possible credit losses related to impaired loans and leases is determined based on the present value of expected cash flows discounted at the loan’s or lease’s effective interest rate or, as a practical expedient, the loan’s or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent.

The Company may renegotiate the terms of a loan or lease because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were no restructured loans or leases at December 31, 2003 and one at December 31, 2002.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans and leases	$2,199	$2,887	$2,268	$1,762	$325
Restructured loans and leases	—	12	15	17	105
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	87	349	952	256	53

Total nonperforming loans and leases	2,286	3,248	3,235	2,035	483
Other real estate	924	520	1,927	—	119

Total nonperforming assets	$3,210	$3,768	$5,162	$2,035	$602

Ratios:
Nonperforming loans and leases to total loans and leases	0.8%	1.2%	1.7%	1.3%	0.4%
Nonperforming assets to total loans, leases plus other real estate	1.1%	1.4%	2.6%	1.3%	0.5%

Allowance for Possible Credit Losses

The allowance for possible credit losses is a reserve established through charges to earnings in the form of a provision for possible credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for possible credit losses to the Banks board of directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as the Company’s historical loan and lease loss experience, the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and leases and related collateral security, the evaluation of the loan portfolio by the monthly external loan review conducted by Temple and Associates and other relevant factors. Charge-offs occur when loans are deemed to be uncollectible.

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company contracts with Temple and Associates to perform a monthly loan review. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for possible credit losses. Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 2003, the Company had $9.0 million of loans classified as “substandard” compared with $4.9 million at December 31, 2002, an 83.6% increase. Two loans totaling $4.0 million were classified as sub-standard during 2003. It should be noted that both are current and still performing.

The internally classified loan list and certain other non-classified, non-criticized loans are maintained on the Bank’s internal “watch list”. Along with the delinquency list, these loans are closely monitored to ensure appropriate steps are taken to ensure collection. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for possible credit losses. At December 31, 2003, the Company had $541.4 thousand of such loans.

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

Loans and leases are charged-off against the allowance for possible credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2003, the allowance for possible credit losses amounted to $2.9 million or 1.0% of total loans and leases. The allowance for possible credit losses as a percentage of nonperforming loans and leases was 127.3% at December 31, 2003.

The Company had net loan and lease charge offs of $1.8 million during the year ended December 31, 2003 (0.7% of average loans), an increase of $714.0 thousand or 66.5% compared with net loan and lease charge offs of $1.1 million in loans during the year ended December 31, 2002 (0.5% of average loans). Recoveries with respect to charged off loans have been insignificant to date. As of December 31, 2002, the Company’s allowance for possible credit losses was $3.0 million or approximately 1.2% of the loans outstanding at such date. This compares to the Company’s allowance for possible credit losses of $2.0 million or 1.1% of the loans outstanding at December 31, 2001. Although additional losses may occur, management believes the allowance for possible credit losses is adequate to absorb probable losses inherent in the loan and lease portfolio at December 31, 2002.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average loans and leases outstanding	$267,764	$230,544	$172,601	$138,967	$96,572

Gross loans and leases outstanding at end of period	$287,439	$260,755	$193,273	$154,369	$122,247

Allowance for possible credit losses at end of period	$3,017	$2,020	$1,214	$803	$369
Balance acquired from The Express Bank	—	500	—	—	—
Provision for credit losses	1,700	1,570	1,600	1,121	900
Charge-offs	(1,906)	(1,295)	(872)	(789)	(517)
Recoveries	119	222	78	79	51

Net loan and lease charge-offs	(1,787)	(1,073)	(794)	(710)	(466)

Allowance for possible credit losses at end of period	$2,930	$3,017	$2,020	$1,214	$803

Ratio of allowance to average loans and leases	1.09%	1.31%	1.17%	0.87%	0.83%
Ratio of net charge-offs to average loans and leases	0.67%	0.47%	0.46%	0.51%	0.48%
Ratio of net charge-offs to end of period loans and leases	0.62%	0.41%	0.41%	0.46%	0.38%
Ratio of allowance to end of period nonperforming loans and leases	127.3%	92.86%	62.44%	59.66%	166.25%

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

	December 31,
	2003		2002		2001
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial and industrial	$448	21.9%	$645	22.8%	$485	35.8%
Real estate	657	65.5	524	62.7	827	59.5
Consumer and other	14	9.4	2	10.5	1	1.7
Lease financing	281	3.2	162	4.0	59	3.0
Unallocated	1,530	—	1,684	—	648	—

Total allowance for possible credit losses	$2,930		$3,017		$2,020

	December 31,
	2000		1999
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial and industrial	$446	40.2%	$559	40.6%
Real estate	360	56.8	183	54.4
Consumer and other	1	3.0	1	5.0
Unallocated	407	—	60	—

Total allowance for possible credit losses	$1,214		$803

(1)	Total loans represent gross loans less unearned discounts and fees.

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

The following table presents an analysis of the Company’s interest rate sensitivity position at December 31, 2003:

	Term to Repricing
	0-90 days	91-180 days	181-365 days	After 1 year	Total
	(Dollars in thousands)
Interest earning assets:
Loans and leases (excluding non-accruals)	$129,489	$22,707	$33,549	$101,694	$287,439
Investment securities	8,976	5,381	14,051	87,689	116,097
Other earning assets	8,265	—	—	—	8,265

Total interest earning assets	146,730	28,088	47,600	189,383	411,801

Interest-bearing liabilities:
Certificates of deposit	23,758	20,409	25,066	60,728	129,961
Federal Home Loan Bank advances	4,500	8,200	18,525	12,540	43,765
Other interest bearing liabilities	142,711	83	166	—	142,960

Total interest-bearing liabilities	170,969	28,692	43,757	73,268	316,686

Cumulative interest rate gap	$(24,239)	$(24,843)	$(21,000)	$95,115	—

Cumulative rate sensitivity ratio	(5.17)%	(5.29)%	(4.48)%	20.27%	—

Assets

As of December 31, 2003, the Company’s total assets were $469.2 million, which represents an increase of 11.3% in total assets from $421.4 million at December 31, 2002. This growth is primarily attributable to the increase in the Company’s loan and securities portfolios.

Deposit and Liability Management

The Company relies primarily on its deposit base to fund its lending and investing activities. The Company follows a policy of paying interest rates on interest-bearing accounts which are competitive with other commercial banks in its market area. It sells federal funds on an overnight basis and from time to time makes other investments with various maturities. The Company follows a policy of not soliciting or accepting brokered deposits.

At December 31, 2003, demand, money market and savings deposits accounted for approximately 64.6% of total deposits, while certificates of deposit made up 35.4% of total deposits. Noninterest-bearing demand deposits totaled $94.7 million or 25.8% of total deposits at December 31, 2003 compared with $92.8 million or 27.4% of total deposits at December 31, 2002. The average cost of deposits, including noninterest-bearing demand deposits, was 1.4% for the year ended December 31, 2003 compared with 2.0% for the year ended December 31,

2002. The decrease in the average cost of deposits was primarily due to the sustained low interest rate environment throughout 2003.

At December 31, 2003, total deposits increased to $367.3 million from $338.3 million at December 31, 2002, an increase of $29.0 million or 8.6%. The increase can be attributed primarily to new locations added in 2003 and 2002 and overall growth of the Company

At December 31, 2002, total deposits increased to $338.3 million from $216.4 million at December 31, 2001, an increase of $121.9 million or 56.3%. The increase can be attributed primarily to The Express Bank acquisition, new locations added in 2002 and 2001 and overall growth of the Company.

The following table presents for the periods indicated the average year to date balances and weighted average rates paid on deposits:

	Years Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$94,448	—%	$76,940	—%	$57,107	—%
Interest-bearing deposits	128,933	0.91	111,412	1.43	66,925	3.62
CDs in amounts of less than $100M	52,297	2.86	45,113	3.57	34,469	5.25
CDs in amounts of $100M or more	73,022	3.07	58,074	4.33	45,519	6.29

Total deposits	$348,700	1.38%	$291,539	1.98%	$204,020	3.48%

The following table sets forth the amount of the Company’s certificates of deposit that are $100 thousand or greater by time remaining until maturity at December 31, 2003:

December 31, 2003
(Dollars in thousands)
Three months or less	$14,213
Over three months through six months	10,880
Over six months through one year	14,413
Over one year	33,563

Total	$73,069

The amount of deposits in certificates of deposit (“CDs”) including IRA and public funds in amounts of $100 thousand or more was 21.0% of total deposits as of December 31, 2001, 21.6% of total deposits as of December 31, 2002, and 19.9% of total deposits as of December 31, 2003.

The Company’s CD rates are competitive with local independent community banks. However, the rates paid on CDs in amounts of $100 thousand or more normally exceed the rates paid by the Company on smaller retail deposits. Because CDs in amounts of $100 thousand or more normally command higher rates than smaller retail deposits in the marketplace, such CDs are subject to being moved to other financial institutions if a higher rate can be obtained by the depositor. Thus, CDs in amounts of $100 thousand or higher may be considered less stable than other deposits. However, because a significant portion of the Company’s CDs in amounts of $100 thousand or more are owned by customers who have a full banking relationship with the Company, management considers these CDs to be more stable than CDs owned by other institutions and owned by customers who do not maintain full banking relationships.

Interest expense on CDs in amounts of $100 thousand or more was $2.5 million, $2.5 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in interest expense in 2003 and 2002 was primarily due to lower interest rates paid thereon. The higher cost of such funds relative to other deposits has had a negative impact on the Company’s net interest margin.

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $20.6 million as of December 31, 2003. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of December 31, 2003, the balance in this account was approximately $19.1 million. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company’s management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4.0 million overnight line of credit with TIB-The Independent Bankers Bank, Dallas, Texas, a $3.0 million overnight line of credit with Southwest Bank of Texas, N.A., Houston, Texas and a $15 million overnight line of credit for the purchase of Fed Funds with Bank One, N.A. The Bank’s securities safekeeping is handled by the Federal Home Loan Bank of Dallas, which allows the Bank the capability of borrowing up to the amount of available collateral.

Off-Balance Sheet Arrangements

The Company is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2003 and December 31, 2002, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $764.1 thousand and $228.1 thousand, respectively, and unfunded loan commitments (including guidance lines) of $43.9 million and $32.3 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company considers approximately 35% to be firm and will be exercised. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. First Community Capital Trust I and II was formed in 2001 for the purpose of issuing $10 million of trust preferred securities and First Community Capital Trust III was formed in December 2003 for the purpose of issuing $8.0 million of trust preferred securities. Trust I, II and III are currently subject to the requirements of FIN 46. In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of December 31, 2003, the Company had no investments in variable interest entities requiring consolidation. FIN 46R will require that the Trusts that issued the Company’s outstanding company-obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company will adopt FIN 46R on January 1, 2004. After adoption, these trust preferred securities will no longer be shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts will be shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures will be shown in the consolidated statements of income.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies, not withstanding such deconsolidation, to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. According to the letter, the Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal

Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, if the Company was not permitted to include Trust preferred securities in Tier I capital, the Company would still meet the regulatory minimums required to be adequately capitalized.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Borrowings

At December 31, 2003, Federal Home Loan Bank (FHLB) borrowings were $43.8 million compared to $34.8 million at December 31, 2002. The FHLB borrowings were primarily used to purchase additional mortgage-backed and collateralized mortgage obligations (CMOs) which increased the spread over the interest cost of those funds.

Company-Obligated Mandatorily Redeemable Trust Preferred Securities

At December 31, 2003 the Company’s three wholly-owned Delaware statutory business trusts, First Community Capital Trust I (Trust I), First Community Capital Trust II (Trust II) and First Community Capital Trust III (Trust III) had three issues of company-obligated mandatorily redeemable trust preferred securities (“trust preferred securities”) outstanding totaling $18 million as follows (dollars in thousands).

Description	Issue Date	Trust Preferred Securities Outstanding	Interest Rates	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
Trust I	3/28/2001	$5,000,000	10.81% Fixed	$5,155,000	6/8/2031
Trust II	11/28/2001	5,000,000	LIBOR Floating + 3.75 bp	5,155,000	12/28/2031
Trust III	12/15/2003	8,000,000	LIBOR floating + 2.75 bp	8,248,000	12/28/2033

		$18,000,000		$18,558,000

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trusts. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

In December 2003, the FASB issued FIN 46R. FIN 46R requires that trust preferred securities be deconsolidated from the Company’s consolidated financial statements. We will adopt FIN 46R on January 1, 2004. After adoption, the trust preferred securities will no longer be shown in our consolidated financial statements. Instead, the junior subordinated debentures will be shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures will be shown in the consolidated statement of income.

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $116.1 million at December 31, 2003, an increase of $18.2 million or 18.6% from $97.9 million at December 31, 2002. The increase in the investment portfolio from 2002 to 2003 was primarily due to the growth in deposits and additional borrowing from the Federal Home Loan Bank. At December 31, 2003, securities represented 24.7% of total assets compared with 23.2% of total assets at December 31, 2002. The yield on average securities for the year ended December 31, 2003 was 3.6% compared with 4.5% for the same period in 2002. The average life of the securities portfolio at December 31, 2003 was approximately 4.11 years. The average life of the securities portfolio is based on historical principal pay downs of mortgage back securities and CMO’s and not the contractual maturity of these securities as borrowers have the right to prepay their obligations at any time.

At December 31, 2002, investment securities available for sale totaled $97.9 million, an increase of $34.9 million or 55.3% from $63.0 million at December 31, 2001. The increase occurred primarily as the result of loan advances from the Federal Home Loan Bank of Dallas which were used to purchase additional mortgage-backed and CMO securities at an attractive spread over the interest cost of those borrowed funds and The Express Bank acquisition. At December 31, 2002, investment securities represented 23.2% of total assets compared with 21.9% of total assets at December 31, 2001. The yield on the investment portfolio for the year ended December 31, 2002 was 4.5% compared with a yield of 6.1% for the year ended December 31, 2001.

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized. The Company has no securities classified as trading or held to maturity at December 31, 2003 or 2002.

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2003:

	December 31, 2003
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Amount	Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Mortgage-backed securities	$—%		$—%		$18,492	3.58%	$68,981	3.98%	$87,473	3.89%
Obligations of state and political subdivisions	326	4.03	1,777	4.51	4,644	4.17	6,441	3.82	13,188	4.04
Collateralized mortgage obligations	—		704	2.47	—		15,620	4.59	16,324	4.50

Total	$326	4.03%	$2,481	3.93%	$23,136	3.70%	$91,042	4.07%	$116,985	3.99%

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

Unlike U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are generally purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, mortgage-backed securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase.

CMOs are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

The following tables summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$87,473	$100	$(643)	$86,930	$62,901	$375	$(41)	$63,235
Obligations of state and political subdivisions	13,188	270	(79)	13,379	12,800	322	(83)	13,039
Collateralized mortgage obligations	16,324	13	(549)	15,788	21,402	251	(4)	21,649

Total	$116,985	$383	$(1,271)	$116,097	$97,103	$948	$(128)	$97,923

	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$37,954	$96	$(350)	$37,700
Obligations of state and political subdivisions	7,803	17	(136)	7,684
Collateralized mortgage obligations	17,556	111	(21)	17,646

Total	$63,313	$224	$(507)	$63,030

It is the policy of the Company to utilize the investment portfolio as a vehicle for investment of excess funds in minimal risk assets, usually securities rated Aa or higher or backed by the full faith and credit of the United States government. Investment policies are made by the Asset Liability and Investment Committee of the Board of Directors. The investment portfolio provides additional liquidity on a short-term basis through the sale or pledging, if necessary, of the portfolio securities.

Shareholders’ Equity

Total shareholders’ equity as of December 31, 2003 was $38.5 million, an increase of $6.2 million or 19.2% compared with shareholders’ equity of $32.3 million at December 31, 2002. The increase was primarily due to the sale of Series B Preferred Stock and net income of $2.1 million, partially offset by a dividend paid on the common stock and Series A Preferred Stock of $638.1 thousand. During the second half of 2003, rising interest rates had a negative impact on the market value of the Company’s investment portfolio. At the end of 2002, the portfolio had net unrealized gains of $541 thousand and at the end of 2003, the portfolio has net unrealized losses of $586 thousand. Unrealized losses in the portfolio do not affect the earnings of the Company provided that the securities are not sold prior to original maturity.

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

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity, trust preferred securities and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the applicable prompt corrective action regulations.

The following table provides a comparison of leverage and risk-weighted capital ratios as of December 31, 2003 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2003
First Community Capital Corporation
Leverage ratio	4.0	%(1)	N/A	9.9%
Tier 1 risk-based capital ratio	4.0%		N/A	13.5%
Risk-based capital ratio	8.0%		N/A	16.0%
First Community Bank, N.A.
Leverage ratio	4.0	%(2)	5.0%	7.7%
Tier 1 risk-based capital ratio	4.0%		6.0%	10.7%
Risk-based capital ratio	8.0%		10.0%	11.6%

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

Item 7.    Financial Statements

The consolidated financial statements, the report thereon, and the notes thereto commence at page F-1 of this Annual Report on Form 10-KSB.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 8A.    Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information under the captions “Election of Directors,” “Identification of Executive Officers”, “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Corporate Governance” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act, as amended (the “Exchange Act”), within 120 days of year end, is incorporated herein by reference in response to this item.

Item 10.    Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2004 Proxy Statement, to be filed within 120 days of year end, is incorporated herein by reference in response to this item.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2004 Proxy Statement, to be filed within 120 days of year end, is incorporated herein by reference in response to this item.

Item 12.    Certain Relationship and Related Transactions

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2004 Proxy Statement, to be filed within 120 days of year end, is incorporated herein by reference in response to this item.

Item 13.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB.

Exhibit Number		Description of Exhibit

2.1		Agreement and Plan of Reorganization dated as of November 16, 2000 by and among First Community Capital Corporation, First Community Bank, N.A. and First Community Capital Corporation of Delaware, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 27, 2001 (the “Form 8-A”)).

2.2		Stock Purchase Agreement dated as of January 8, 2002 by and among First Community Capital Corporation, as Purchaser, and the Stockholders of The Express Bank, as Sellers (incorporated herein by reference to Exhibit 2.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001).

3.1		Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to Form 8-A).

3.2		Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Form 8-A).

4.1		Form of Certificate representing shares of common stock of First Community Capital Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 8-A).

4.2		Indenture, dated as of March 28, 2001, between First Community Capital Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Deferrable Interest Debentures of First Community Capital Corporation (incorporated herein by reference to Exhibit 4.2 to the Form 8-A).

4.3		Amended and Restated Declaration of Trust dated as of March 28, 2001 of First Community Capital Trust I (incorporated herein by reference to Exhibit 4.3 to the Form 8-A).

4.4		Capital Securities Guarantee Agreement dated as of March 28, 2001 by and between First Community Capital Corporation, as guarantor, and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.4 to the Form 8-A).

4.5		Indenture, dated as of November 28, 2001, between First Community Capital Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Debt Securities of First Community Capital Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2002 (the “Form 8-K”)).

4.6		Form of Floating Rate Junior Subordinated Debt Security (incorporated herein by reference to Exhibit 4.2 to the Form 8-K).

4.7		Amended and Restated Declaration of Trust of First Community Capital Trust II dated as of November 28, 2001 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K).

4.8		Guarantee Agreement dated as of November 28, 2001 by and between First Community Capital Corporation, as guarantor, and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.4 to the Form 8-K).

4.9	**	Indenture, dated as of December 19, 2003 between First Community Capital Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Debt Securities due 2033 of First Community Capital Corporation.

10.1†		First Community Capital Corporation 1996 Stock Option Plan (incorporated herein by reference to Exhbit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-103087)

Exhibit Number		Description of Exhibit

10.2†		Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-66376)..

10.3†		Form of Nonqualified Stock Option Agreement under the 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Form S-8).

21.1	*	Subsidiaries of First Community Capital Corporation

23.1	*	Consent of Harper & Pearson Company, P.C.

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 if the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 if the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Represents management contract or compensatory plan or arrangement
**	This exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(ii) of Regulation S-B.

(b) Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the fourth quarter of 2003.

Item 14.    Principal Accountant Fees and Services

The information under the caption “Principal Accountant Fees and Services” in the 2004 Proxy Statement, to be filed within 120 days of year end, is incorporated herein by reference in response to this item.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

First Community Capital Corporation

By:	/s/ Nigel J. Harrison

Name: Nigel J. Harrison
Title: President and Chief Executive Officer

In accordance with the regulations of the United States Securities and Exchange Commission and the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2004.

By:	/s/ Nigel J. Harrison	By:	/s/ James M. McElray

Name:	Nigel J. Harrison	Name:	James M. McElray
Title:	President and Chief Executive Officer (Principal executive officer)	Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

By:	/s/ Linn C. Eignus	By:	/s/ George A. Clark, Jr.

Name:	/s/ Linn C. Eignus	Name:	George A. Clark, Jr.
Title:	Director	Title:	Director

By:	/s/ Robert A. Ferstl	By:	/s/ Thomas R. Johnson

Name:	/s/ Robert A. Ferstl	Name:	/s/ Thomas R. Johnson
Title:	Director	Title:	Director

By:	/s/ Louis F. Goza	By:	/s/ Kenneth A. Love

Name:	Louis F. Goza	Name:	Kenneth A. Love
Title:	Director	Title:	Director

By:	/s/ Charles L. Whynot	By:	/s/ Richard L. Wagoner

Name:	Charles L. Whynot	Name:	/s/ Richard L. Wagoner
Title:	Director	Title:	Director

By:	/s/ George I. Pinder

Name:	George I. Pinder
Title:	Director

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

First Community Capital Corporation

Houston, Texas

We have audited the accompanying consolidated statements of condition of First Community Capital Corporation as of December 31, 2003 and 2002 and the related consolidated statements of earnings, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Capital Corporation at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

/s/ HARPER & PEARSON COMPANY

Houston, Texas

January 30, 2004

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Cash and non-interest bearing due from banks	$24,304,702	$24,147,464
Federal funds sold	—	6,673,857

Total cash and cash equivalents	24,304,702	30,821,321
Securities available for sale	116,096,938	97,922,723
Interest-bearing deposits in financial institutions	8,265,835	1,885,537
Other investments	290,000	290,000
Loans and leases, net of unearned fees	287,439,012	260,754,646
Less allowance for possible credit losses	(2,929,852)	(3,016,605)

Loans and leases, net	284,509,160	257,738,041
Bank premises and equipment, net	11,074,480	9,230,536
Accrued interest receivable	1,753,559	1,719,919
Federal Home Loan Bank stock	2,590,400	2,113,400
Federal Reserve Bank stock	619,300	625,300
Texas Independent Bank stock	40,000	40,000
Bank owned life insurance	8,698,334	7,884,410
Other real estate owned	924,208	520,000
Goodwill	6,578,425	6,578,425
Core deposit intangible	1,719,959	2,109,383
Other assets	1,773,137	1,881,960

	$469,238,437	$421,360,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$94,707,239	$92,780,242
Interest-bearing	272,588,789	245,486,610

Total Deposits	367,296,028	338,266,852
Federal Home Loan Bank borrowings	43,764,570	34,794,570
Fed funds purchased	—	4,000,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	18,000,000	—
Accrued interest payable and other liabilities	1,725,002	1,967,943

Total Liabilities	430,785,600	379,029,365

Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	—	10,000,000

Stockholders’ Equity
Preferred stock, Series A	3,850	3,850
Preferred stock, Series B	3,757	—
Common stock	28,900	28,600
Treasury stock, at par	(128)	(128)
Capital surplus	34,576,191	28,757,665
Retained earnings	4,426,212	3,000,384
Accumulated other comprehensive (loss) income	(585,945)	541,219

Total Stockholders’ Equity	38,452,837	32,331,590

	$469,238,437	$421,360,955

See accompanying notes

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
INTEREST INCOME
Interest and fees on loans	$18,966,721	$18,066,718
Securities available for sale	3,957,350	3,183,323
Other investments	156,969	226,123
Federal funds sold	64,496	146,256

Total Interest Income	23,145,536	21,622,420

INTEREST EXPENSE
Deposits	4,912,533	5,759,547
Minority interest expense, trust preferred securities	388,051	—
Other borrowed funds	909,352	687,879

Total Interest Expense	6,209,936	6,447,426

NET INTEREST INCOME	16,935,600	15,174,994
PROVISION FOR POSSIBLE CREDIT LOSSES	(1,700,000)	(1,569,985)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	15,235,600	13,605,009

NON-INTEREST INCOME
Service charges	3,671,303	2,772,957
Gain on sales of securities	248,747	716,442
Other	722,073	433,621

Total Non-Interest Income	4,642,123	3,923,020

NON-INTEREST EXPENSE
Salaries and employee benefits	7,709,802	6,539,589
Net occupancy and equipment expense	2,728,599	2,072,742
Professional and outside service fees	2,262,961	2,076,684
Office expenses	1,105,865	927,973
Minority interest expense, trust preferred securities	383,437	807,065
Other	3,171,061	2,217,011

Total Non-Interest Expense	17,361,725	14,641,064

EARNINGS BEFORE INCOME TAXES	2,515,998	2,886,965
INCOME TAXES	452,108	653,052

NET EARNINGS	$2,063,890	$2,233,913

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$1,713,541	$2,000,347

BASIC EARNINGS PER COMMON SHARE	$0.60	$0.76

DILUTED EARNINGS PER COMMON SHARE	$0.56	$0.73

See accompanying notes

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—December 31, 2001	$—	$—	$23,252	$(88)	$18,449,652	$1,226,358	$(187,231)	$19,511,943
Issuance of Common Stock (534,721 shares)	—	—	5,348	—	5,434,983	—	—	5,440,331
Issuance of Preferred Stock (384,999 shares)	3,850	—	—	—	4,913,990	—	—	4,917,840
Purchase of Treasury Stock (4,000 shares)	—	—	—	(40)	(40,960)	—	—	(41,000)
Net Earnings	—	—	—	—	—	2,233,913	—	2,233,913
Other Comprehensive Income	—	—	—	—	—	—	728,450	728,450

Total Comprehensive Income								2,962,363
Dividends Paid on Preferred Stock, Series A	—	—	—	—	—	(175,175)	—	(175,175)
Dividends Paid on Common Stock	—	—	—	—	—	(284,712)	—	(284,712)

Balance—December 31, 2002	3,850	—	28,600	(128)	28,757,665	3,000,384	541,219	32,331,590
Issuance of Common Stock (30,000 shares)	—	—	300	—	240,700	—	—	241,000
Issuance of Preferred Stock (375,645 shares)	—	3,757	—	—	5,577,826	—	—	5,581,583
Net Earnings	—	—	—	—	—	2,063,890	—	2,063,890
Other Comprehensive Loss	—	—	—	—	—	—	(1,127,164)	(1,127,164)

Total Comprehensive Income								936,726
Dividends Paid on Preferred Stock, Series A	—	—	—	—	—	(350,349)	—	(350,349)
Dividends Paid on Common Stock	—	—	—	—	—	(287,713)	—	(287,713)

Balance—December 31, 2003	$3,850	$3,757	$28,900	$(128)	$34,576,191	$4,426,212	$(585,945)	$38,452,837

See accompanying notes

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,063,890	$2,233,913
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	1,700,000	1,569,985
Provision for depreciation	1,013,548	815,462
Deferred gain on sale of bank premises	73,932	73,932
Amortization of core deposit intangible	389,424	194,713
Amortization and accretion of premiums and discounts on investment securities, net	1,309,098	426,402
3.50 her real estate owned	(492,667)	1,307,361
Loss on sale of other real estate owned, net	88,459	100,000
Gain on sale of securities	(248,747)	(716,442)
Loss on sale of fixed assets	12,909	—
Change in operating assets and liabilities:
Accrued interest receivable	(33,640)	102,336
Other assets	108,823	(349,958)
Accrued interest payable and other liabilities	(242,941)	1,360,162

Total adjustments	3,678,198	4,883,953

Net cash provided by operating activities	5,742,088	7,117,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns, and sales of available for sale investment securities	91,652,366	99,868,523
Purchases of available for sale investment securities	(112,014,096)	(104,593,361)
Net increase in loans	(28,471,119)	(36,381,394)
Purchases of bank premises and equipment, net	(2,944,333)	(631,558)
Purchase of Federal Home Loan Bank Stock	(477,000)	(54,300)
Sale (Purchase) of Federal Reserve Bank stock	6,000	(133,900)
The Express Bank acquisition	—	(15,136,541)
Cash from acquisition of The Express Bank	—	23,733,122
Increase in cash surrender value of life insurance	(813,924)	(3,040,797)
Purchase of deposits in financial institutions	(6,380,298)	(1,885,537)

Net cash used by investing activities	(59,442,404)	(38,255,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	1,926,997	3,234,915
Net increase in interest-bearing deposits	27,102,179	37,354,725
Federal home loan bank borrowings (repayments)	8,970,000	(2,502,430)
Proceeds from issuance of Company obligated mandatorily redeemable trust preferred securities	8,000,000	—
Proceeds from sale of common stock	241,000	5,440,331
Proceeds from sale of preferred stock	5,581,583	4,917,840
Purchase of treasury stock	—	(41,000)
(Decrease) increase of federal funds purchased	(4,000,000)	300,000
Dividends paid	(638,062)	(459,887)

Net cash provided by financing activities	47,183,697	48,244,494

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,516,619)	17,106,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,821,321	13,714,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,304,702	$30,821,321

See accompanying notes

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of First Community Capital Corporation (Company) and its wholly owned subsidiaries First Community Capital Trust I (Trust I), First Community Capital Trust II (Trust II), First Community Capital Trust III (Trust III), and First Community Capital Corporation of Delaware, Inc. (Delaware Company). First Community Bank (Bank) is a wholly owned subsidiary of Delaware Company.

First Community Capital Corporation—On November 16, 2000, the Company entered into an Agreement and Plan of Reorganization with the First Community Bank, N.A. and the Delaware Company and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by the shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001.

In January 2002, the Company entered into a stock purchase agreement with The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000 and acquisition costs totaling $136,541. The purchase of The Express Bank by the Delaware Company was completed May 10, 2002. From this date until February 20, 2003, The Express Bank was operated as a separate subsidiary of the Company. On February 20, 2003, the Bank acquired substantially all the assets and assumed the liabilities of The Express Bank.

Issuance of Preferred Securities of Subsidiary Trusts—During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I, which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company’s 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (Debentures I). Interest payment dates on Debentures I are June 8 and December 8. The Debentures I will mature on June 8, 2031, which date may be shortened to a date not earlier than June 8, 2006 if certain conditions are met, including prior approval of the Federal Reserve and other required regulatory approvals. Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed the Trust’s capital securities obligations. For financial reporting purposes, Trust I is treated as a subsidiary of the Company and consolidated in the Company’s financial statements.

During the fourth quarter of 2001, the Company formed another wholly-owned Delaware statutory business trust, First Community Capital Trust II, which issued $5.0 million of capital securities to a third party. Trust II invested the proceeds in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due December 8, 2031 (Debentures II). The Debentures II will mature on December 8, 2031, which date may be shortened to a date not earlier than December 8, 2006 if certain conditions are met, including prior approval of the Federal Reserve and other required regulatory approvals. Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. Debentures II accrue

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

interest at a floating rate equal to the six-month LIBOR (the London Interbank Offered Rate) plus 3.75%, provided that the rate may not exceed 11.0% through December 8, 2006. Interest payment dates on Debentures I are June 8 and December 8. The Company has fully and unconditionally guaranteed the Trust’s capital securities obligations. For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the Company’s financial statements.

During the fourth quarter of 2003, the Company formed another wholly-owned Delaware statutory business trust, First Community Capital Trust III, which issued $8 million of capital securities to a third party. Trust III invested the proceeds in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due 2034 (Debentures III). The Debentures III will mature on December 12, 2034, which date may be shortened to a date not earlier than December 8, 2008 if certain conditions are met, including prior approval of the Federal Reserve and other required regulatory approvals. Debentures III, which are the only assets of Trust III, are subordinate and junior in right of payment to all present and future senior indebtedness of the of the Company. Debentures III accrue interest at a floating rate equal to LIBOR (the London Interbank Offered Rate for three-month U.S. Dollar deposits in Europe) plus 2.75% with no interest rate ceiling. Interest payment dates are January 23, April 23, July 23, and October 23 each year beginning April 23, 2004. The Company has fully and unconditionally guaranteed the Trust’s capital securities obligations. For financial reporting purposes, Trust III is treated as a subsidiary of the Company and consolidated in the Company’s financial statements.

Statement of Financial Accounting Standard No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Effective July 1, 2003, the Company adopted Statement 150 which resulted in the reclassification at that time of the trust preferred securities and the related interest costs. Statement 150 required the reclassification of the Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust, commonly known as trust preferred securities, from the mezzanine section of the Consolidated Statement of Condition to borrowings and the related interest expense and the Consolidated Statement of Earnings from non-interest expense to interest expense as of July 1, 2003. Although the reclassification negatively impacted net interest income by $388,051 for the year ended December 31, 2003, it had no impact on net income or results of operations. Prior to this date, the interest expense related to these securities was treated as minority interest expense on the Consolidated Statement of Earnings and not included in the calculation of the net interest income or net interest margin. For all periods prior to July 1, 2003, amounts previously recognized as minority interest expense, trust preferred securities will not be reclassified to interest expense under the standard.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interest and results of operations of a variable interest entity need to be included in a company’s consolidated

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of December 31, 2003, the Company had no investments in variable interest entities requiring consolidation. FIN 46R will, however, require that the trusts that issued the Company’s outstanding company obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company will adopt FIN 46R on January 1, 2004. After adoption, these trust preferred securities will no longer be shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts will be shown as liabilities in the consolidated financial statements and interest expense associated with the junior subordinated debentures will be shown in the consolidated statements of income. Compliance with FIN 46R will have no substantive effect on the Company’s total liabilities, equity or results of operations.

Currently, a portion of trust preferred securities are considered in calculating Tier I capital ratios. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. According to the letter, the Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital with certain limitations for regulatory capital purposes.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company and Bank are in accordance with generally accepted accounting principles in the United States and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for possible credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and leases, management obtains independent appraisals for significant collateral.

The Bank’s loans and leases are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan and lease portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

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

Cash and Due from Banks—The Bank, as a member of the Federal Reserve System, is required to maintain reserves for the purpose of facilitating the implementation of monetary policy. These reserves may be maintained in the form of balances at the Federal Reserve Bank or by vault cash. The Bank’s reserve requirement was $7,336,000 and $4,494,000 at December 31, 2003 and 2002, respectively. According, “cash and due from banks” balances were restricted to that extent. The majority of cash and cash equivalents are maintained with the Federal Reserve Bank. Other cash deposits are maintained with major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. In monitoring this credit risk, the Bank periodically evaluates the stability of the financial institutions with which it has deposits.

Investment Securities—Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income. At December 31, 2003 and 2002, the Bank did not classify any of its securities as trading securities.

Government, Federal agency, and corporate debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and the accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. At December 31, 2003 and 2002, the Bank did not classify any of its securities as held to maturity.

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

Banks that are members of the Federal Home Loan Bank are required to maintain a stock investment equal to .20% of total assets plus 4.25% of all current outstanding Federal Home

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

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

Concentrations of Credit—Substantially all of the Bank’s loans, commitments and letters of credit have been granted to customers in the Bank’s market area, which includes Harris, Brazoria, Galveston, and Bexar Counties, Texas. Generally, such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. It is the Bank’s policy to not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit.

Interest Rate Risk—The Bank is principally engaged in providing short-term commercial loans with interest rates that fluctuate with various market indices and intermediate-term, fixed rate real estate loans. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with fixed rates. From time to time, the Bank may manage its interest rate risk on long-term fixed rate loans through the matched funding services offered by the Federal Home Loan Bank.

Loans—Loans are stated at unpaid principal balances, less the allowance for possible credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Lease Financing—Financing leases are stated at the sum of the aggregate minimum lease payments and the un-guaranteed residual value. Excess of the recorded value over the actual cost of the property leased is recorded as unearned lease income and is amortized over the life of the lease using the effective income method which spreads the income over the life of the lease.

Non-Performing and Past Due Loans and Leases—Included in the non-performing loan and lease category are loans and leases which have been categorized by management as nonaccrual because collection of interest is doubtful and loans and leases which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

When the payment of principal or interest on a loan or lease is delinquent for 90 days, or earlier in some cases, the loan or lease is placed on nonaccrual status, unless the loan or lease is in the process of collection and the underlying collateral fully supports the carrying value of the loan or lease. If the decision is made to continue accruing interest on the loan or lease, periodic reviews are made to confirm the accruing status of the loan or lease.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

When a loan or lease is placed on nonaccrual status or identified as impaired, interest accrued and uncollected during the current year prior to the judgment of uncollectibility, is charged to operations. Generally, any payments received on nonaccrual loans or leases are applied first to outstanding loan or lease amounts and next to the recovery of charged-off loan or lease amounts. Any excess is treated as recovery of lost interest.

Impaired loans and leases, with the exception of groups of smaller balance homogeneous loans that are collectively evaluated for impairment, are defined as loans and leases for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan or lease agreement. The allowance for possible credit losses related to impaired loans and leases is determined based on the present value of expected cash flows discounted at the loan or lease’s effective interest rate or, as a practical expedient, the loan or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent.

Renegotiated loans and leases are those loans or leases on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans and leases in accordance with the new terms.

Allowance for Possible Credit Losses—The allowance for possible credit losses is a valuation allowance available for losses incurred on loans, leases, and other commitments to extend credit. All losses are charged to the allowance for possible credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

Throughout the year, management estimates the likely level of losses to determine whether the allowance for possible credit losses is adequate to absorb anticipated losses in the existing loan and lease portfolio. Based on these estimates, an amount is charged to the provision for possible credit losses and credited to the allowance for possible credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

Management’s judgment as to the level of losses on existing loans and leases involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans and leases, potential loan and lease losses, and the present level of the allowance; results of examinations of the loan and lease portfolio by regulatory agencies; and management’s internal review of the loan and lease portfolio. In determining the collectibility of certain loans and leases, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Bank’s control.

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Land is carried at cost.

Expenditures for additions, major renewals and betterments are capitalized at cost and expenditures for maintenance and repairs are charged to earnings as incurred.

When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Real Estate Acquired by Foreclosure—Real estate acquired by foreclosure is recorded at the fair value of the property less any selling costs, as applicable, at the time of foreclosure. Subsequent to foreclosure, real estate is carried at the lower of its new cost basis or fair value, less estimated costs to sell. Subsequent adjustments to reflect declines in value below the recorded amounts are recognized and are charged to expense in the period such determinations are assessed. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property.

Operating expenses of such properties, net of related income, are included in other noninterest expense.

Income Taxes—Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between financial and income tax methods of recording the allowance for possible credit losses, core deposit intangibles, and depreciation expense. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Preferred Stock, Series A—During 2002, the Company authorized 2,000,000 shares of Series A, $.01 par value, preferred stock. At December 31, 2003 and 2002, 384,999 shares of Series A non-voting, manditorily convertible, non-cumulative preferred stock were issued and outstanding. Dividends on these shares equal to 7% of the liquidation price ($13.00 per share) will be paid semi-annually if, as and when declared. These shares are redeemable, in whole or in part, at the option of the Board of Directors of the Company at any time at their per share liquidation value, and are manditorily convertible to common stock, on a one to one per share basis, five years after the date of issuance subject to certain anti-dilution adjustments. The liquidation value of these shares is $5,004,987.

Preferred Stock, Series B—During 2003, the Company established the Series B mandatorily convertible preferred stock, $.01 par value, which is non-voting and does not pay a dividend. The Company authorized up to 666,667 shares of which 375,654 shares were sold at a price of $15.00 per share pursuant to a Confidential Private Offering Memorandum dated May 2, 2003.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

The proceeds of the Offering are being used for general corporate purposes, including the establishment of a branch of the Bank in San Antonio, Texas. These shares are automatically convertible on the second anniversary date of the opening of the San Antonio office (September 15, 2003) into one share of common stock. However, if the San Antonio office meets its incentive goals as outlined in the Offering Memorandum prior to the second anniversary of the office opening date, each share will be converted into 1.06 shares of common stock at such anniversary date. Prior to conversion into common stock, these shares will have a liquidation preference of $5,634,810 prior to any liquidating distribution to holders of common stock.

Common Stock—The Company has authorized 5,000,000 shares of $0.01 par value common stock and at December 31, 2003 and 2002 had 2,889,969 and 2,859,969 shares issued and 2,877,121 and 2,847,121 shares outstanding, respectively.

Earnings Per Share (EPS)—The Company accounts for EPS in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Under SFAS No. 128, because the Company has potential common stock equivalents, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if all dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company. As of December 31, 2003 and 2002, the potential conversion to common stock of the preferred stock, Series A would be anti-dilutive and therefore does not impact earnings per share. For the purpose of calculating earnings per share, dividends on preferred stock, which are based on the maximum rate payable versus amounts actually paid, are deducted from earnings to derive net earnings available to common stockholders. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2003 and 2002:

	2003	2002
Numerator for earnings per share
Net earnings	$2,063,890	$2,233,913
Dividends on preferred stock	(350,349)	(233,566)

Net earnings available to common stockholders	$1,713,541	$2,000,347

Denominator for basic earnings per share
Weighted average common shares outstanding	2,861,599	2,618,338
Conversion of dilutive stock options	110,869	110,985
Conversion of preferred stock, series B	62,609	—

Denominator for diluted earnings per share
Adjusted weighted average common shares outstanding	3,035,077	2,729,323

Basic earnings per share	$0.60	$0.76

Diluted earnings per share	$0.56	$0.73

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Conversion of preferred stock, series B is based upon an effective issuance date of October 31, 2003.

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Goodwill—Goodwill is periodically assessed for impairment pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. Among other things, this standard specifies that intangible assets with an indefinite useful life and goodwill will no longer be amortized. This standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. Management of the Company does not believe that goodwill that arose as a result of the acquisition of The Express Bank is impaired at December 31, 2003 and 2002.

Core Deposit Intangibles—Core deposit intangibles are amortized pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes accounting and reporting standards for business combinations. Among other things, this standard requires that all intangible assets, including core deposit intangibles, acquired in a business combination be reported separately from goodwill. These intangible assets must then be amortized over an estimated useful life which management of the Company has estimated as six years.

Account Classification—Certain prior year amounts have been classified to conform to the current year presentation.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE B	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost and estimated fair values of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2003
Securities Available For Sale:
Municipalities	$13,187,767	$269,754	$(78,586)	$13,378,935
Collateralized Mortgage Obligations	16,323,963	13,432	(548,803)	15,788,592
Mortgage-backed Securities	87,473,004	99,657	(643,250)	86,929,411

	$116,984,734	$382,843	$(1,270,639)	$116,096,938

2002
Securities Available For Sale:
Municipalities	$12,799,865	$321,715	$(82,584)	$13,038,996
Collateralized Mortgage Obligations	21,401,975	250,842	(3,662)	21,649,155
Mortgage-backed Securities	62,900,854	374,698	(40,980)	63,234,572

	$97,102,694	$947,255	$(127,226)	$97,922,723

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Amounts Maturing In:
1 year or less	$326,199	$327,714
1 year through 5 years	1,776,775	1,838,329
5 years through 10 years	4,644,259	4,787,522
After 10 years	6,440,534	6,425,370

	13,187,767	13,378,935
Mortgage-backed securities and collateralized mortgage obligations	103,796,967	102,718,003

	$116,984,734	$116,096,938

Available for sale investment securities with a carrying amount of approximately $110,361,000 and $72,919,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings. At December 31, 2003, the Bank held no securities recorded as available for sale that have been in an unrealized loss position for a period of longer than twelve months.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE C	LOANS AND LEASES

Loans and leases at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Commercial, financial and industrial	$62,887,787	$59,384,945
Real estate	188,288,223	163,617,905
Lease financing	11,149,966	12,781,901
Consumer	27,305,017	27,771,698

	289,630,993	263,556,449
Less unearned discount on consumer loans	(90,541)	(199,815)
Less unearned loan and lease income	(2,101,440)	(2,601,988)

	$287,439,012	$260,754,646

Loan and lease financing maturities before unearned discount and unearned loan and lease income, at December 31, 2003 are as follows:

	Within 1 Year	1-5 Years	After 5 Years	Total
Credits at fixed interest rates	$34,034,052	$96,202,807	$29,310,049	$159,546,908
Credits at variable interest rates	114,666,401	15,417,684	—	130,084,085

	$148,700,453	$111,620,491	$29,310,049	$289,630,993

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

	2003	2002
Balance, January 1	$5,710,349	$4,291,390
New loans during the year	1,013,109	2,980,154
Repayments during the year	(2,802,794)	(1,561,195)

Balance, December 31	$3,920,664	$5,710,349

The Bank had $276,692 and $3,630,753 unfunded commitments to its executive officers, directors, stockholders with 10% or more ownership, and its affiliates as of December 31, 2003 and 2002, respectively.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE D	NONPERFORMING LOANS AND PAST DUE LOANS

The following table presents information relating to non-performing loans and past due loans:

	2003	2002
Nonaccrual loans	$2,199,515	$2,887,052
90 days or more past due loans and leases and still accruing	87,348	348,925
Restructured loans	—	12,435

	$2,286,863	$3,248,412

With respect to nonaccrual loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans.

	2003	2002
Foregone income	$124,586	$171,098

Income not reversed	$—	$—

The Bank complies with SFAS No. 114 regarding impaired loans. Adoption of this statement had no impact on the Bank’s financial statements including the level of the allowance for possible credit losses. Instead, it resulted only in a reallocation of the existing allowance for possible credit losses.

At December 31, 2003 and 2002, the recorded investment in impaired loans and leases under SFAS No. 114 was approximately $2,242,000 and $2,927,000, respectively. The balance of impaired loans and leases with a valuation allowance was approximately $1,196,000 and $1,480,000 at December 31, 2003 and 2002, respectively. The SFAS No. 114 allowance for possible credit losses for these loans and leases was approximately $354,000 and $444,000, respectively. The average recorded investment in impaired loans and leases for the years ended December 31, 2003 and 2002 was approximately $2,585,000 and $2,598,000, respectively. Interest income on impaired loans and leases was not deemed material for the years ended December 31, 2003 or 2002.

NOTE E	ALLOWANCE FOR POSSIBLE CREDIT LOSSES

An analysis of activity in the allowance for possible credit losses is as follows:

	2003	2002
Balance at beginning of year	$3,016,605	$2,020,496
Balance acquired from Express Bank	—	500,000
Provision for credit losses	1,700,000	1,569,985
Recoveries	119,558	221,852
Charged off	(1,906,311)	(1,295,728)

Balance at end of year	$2,929,852	$3,016,605

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE F	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	2003	2002
Land	$1,414,904	$1,632,759
Buildings and leasehold improvements	8,513,942	6,906,296
Furniture, fixtures and equipment	5,466,594	4,431,466
Construction in progress	74,795	—

	15,470,235	12,970,521
Less accumulated depreciation and amortization	(4,395,755)	(3,739,985)

Bank premises and equipment, net	$11,074,480	$9,230,536

The Bank plans to open a branch in April 2004 which will require additional costs of approximately $14,000 to complete the branch location.

NOTE G	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

	2003	2002
Loans and leases	$1,116,341	$1,157,377
Investments and other	637,218	562,542

	$1,753,559	$1,719,919

NOTE H	OTHER REAL ESTATE

An analysis of activity in other real estate acquired by foreclosure is as follows:

	2003	2002
Balance, beginning of year	$520,000	$1,927,361
Real estate foreclosures	1,479,420	1,244,555
Real estate sales	(1,034,212)	(2,651,916)
Real estate write-downs	(41,000)	—

Balance, end of year	$924,208	$520,000

NOTE I	GOODWILL AND OTHER INTANGIBLE ASSETS

The Bank has recorded goodwill that is not subject to amortization as a result of adopting SFAS No. 142 in the amount of $6,578,425. The Bank has recorded core deposit intangible assets subject to amortization on a straight-line basis over the estimated life of these assets as of December 31, 2003 and 2002 as follows:

	2003	2002
Core Deposit Intangibles:
Gross carrying amount	$2,369,000	$2,369,000
Accumulated amortization	(649,041)	(259,617)

Net carrying amount	$1,719,959	$2,109,383

Amortization Expense	$389,424	$259,617

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE I	GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The estimated amortization period for core deposit intangibles, as of the origination date of these intangibles is approximately 6 years. The projected amortization expense for the core deposit intangibles at December 31, 2003 is $389,424 per year until fully amortized or written off due to impairment. At December 31, 2003, management does not believe that any impairment exists with respect to the core deposit intangible assets.

NOTE J	DEPOSITS

The aggregate amount of time deposits in the amount of $100,000 or more at December 31, 2003 and 2002 was $73,069,000 and $71,077,000, respectively. Interest expense for time deposits of $100,000 or more was approximately $2,551,000 and $2,515,000 for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of all time deposits are as follows:

2004	$69,232,632
2005	25,501,317
2006	5,343,357
2007	2,281,331
2008 and thereafter	27,602,359

$129,960,996

The Bank has no brokered deposits and there are no major concentrations of deposits. Deposits from related parties held by the Bank at December 31, 2003 and 2002 amounted to $3,407,000 and $4,610,000, respectively. Overdrawn deposit accounts that were reclassified as loans at December 31, 2003 and 2002 were approximately $592,000 and $446,000, respectively.

NOTE K	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE K	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The following is a summary of the various financial instruments whose contract amounts represent credit risk:

	2003	2002
Commitments to extend credit (including guidance lines)	$43,886,301	$32,344,115
Standby letters of credit	$764,147	$228,120

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit carry both fixed and variable rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

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

NOTE L	FEDERAL HOME LOAN BANK BORROWINGS

At December 31, 2003 and 2002, the Bank had advances of $43,764,570 and $34,794,570 from the Federal Home Loan Bank. Of the advances outstanding at December 31, 2003, principal payments of $31,225,000, $11,470,000 and $1,069,570 are due in 2004, 2005 and 2007, respectively. Interest rates ranged from 1.15% to 5.017% with interest due monthly. The borrowings at December 31, 2003 were collateralized by a pool of mortgage-backed securities with a carrying amount of $47,812,326 and coupon rates ranging from 2.759% to 6.00%.

NOTE M	STATEMENTS OF CASH FLOWS

Interest payments of approximately $6,291,000 and $6,426,000 were made during 2003 and 2002, respectively. Federal income tax payments of approximately $625,000 and $715,000 were made during 2003 and 2002, respectively.

NOTE N	SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	2003	2002
Foreclosure and repossession of real estate in partial satisfaction of debt	$1,479,420	$1,244,555

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE O	STOCK OPTION PLAN

The Company maintains a 1996 Stock Option Plan (the 1996 SOP). The purpose of the 1996 SOP is to offer eligible employees and directors of the Company an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth. The Board of Directors has reserved 570,000 shares under the Plan.

Stock Option Summary	Number of Shares	Option Price Range	Weighted Average Exercise Price
Options Outstanding at December 31, 2001	392,900	$5.00-$11.50	$7.75
Options Granted	107,000	$11.50-$13.50	$11.74
Options Exercised	110,071	$5.00-$10.75	$5.93
Options Forfeited	19,000	$6.75-$10.75	$9.03

Options Outstanding at December 31, 2002	370,829	$5.00-$13.50	$9.46
Options Granted	78,000	$12.50-$15.25	$14.22
Options Exercised	30,000	$5.00-$11.50	$8.03
Options Forfeited	27,000	$9.00-$12.50	$10.91

Options Outstanding at December 31, 2003	391,829	$5.00-$15.25	$10.43

Exercisable at December 31, 2003	295,328	$5.00-$15.25	$9.53

Available for future grant at December 31, 2003	12,500

Weighted-average remaining contractual life in years	6.91

Weighted-average grant—date fair value of each option granted
2002	$4.32

2003	$6.21

Statement of Financial Accounting Standards No. 148 (“Statement 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. Statement 148 amends FASB No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. First Community Capital Corporation has adopted only the disclosure provisions included in Statement 148.

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE O	STOCK OPTION PLAN (CONTINUED)

and related Interpretations, which requires compensation costs for stock options to be measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Under this method, no compensation cost was recorded by the Company. Had the Company followed the provisions of SFAS 123, the compensation expense during fiscal 2003 and 2002 would have amounted to approximately $327,000 and $436,000, respectively. Proforma net earnings, had this compensation expense been recorded, would have amounted to approximately $1,848,000 and $1,946,000 for the years ended December 31, 2003 and 2002, respectively. Proforma basic and diluted earnings per share had compensation expense been recorded would be $.52 and $.49 for 2003, respectively, and $.65 and $.63 for 2002, respectively. Assumptions utilized in determining the option values include: risk free interest rate of 4.5% in 2003 and 2002, 10 year expected life, 10% expected volatility and no expected dividends.

NOTE P	EMPLOYEE BENEFIT PLANS

In 1999, the Bank began a 401(K) benefit plan for all eligible Bank employees. Benefit plan expense in 2003 and 2002 amounted to $8,470 and $4,705, respectively. The Bank made discretionary contributions to the plan of $25,000 in 2003 and 2002.

In 2000, the Company established deferred compensation plans (the Plans) whereby eligible executives and directors of the Bank and Company (the Participants) earn retirement benefits during their tenure as employees or directors of the Bank and Company subject to certain provisions contained in the Plans. The expense of the Plans, which is based upon actuarial estimates of benefits, is recorded during the period(s) the Participants are employed either by the Bank or serve as directors of the Company. Benefits are provided over future periods of time subsequent to the Participants’ termination of employment from the Bank or at such time that the Participants are no longer directors of the Company as defined by the Plans. At December 31, 2003 and 2002, the accrued liability associated with the Plans amounted to $425,983 and $176,338, respectively. Expense associated with these Plans amounted to $249,645 and $157,333 for the years ended December 31, 2003 and 2002, respectively.

The Plan benefits are indexed to earnings generated by single premium Bank Owned Life Insurance (BOLI). This insurance provides cash values, earnings, and death benefits of varying amounts as defined in the insurance policies. At December 31, 2003 and 2002, the BOLI asset value, as reflected on the accompanying consolidated statements of condition amounted to $8,698,334 and $7,884,410, respectively. Earnings on BOLI for the years ended December 31, 2003 and 2002 amounted to $273,924 and $312,797, respectively.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE Q	INCOME TAXES

The components of the provision for federal income tax expense are as follows:

	2003	2002
Current	$391,919	$875,095
Deferred	60,189	(222,043)

	$452,108	$653,052

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% on earnings as follows:

	2003	2002
Taxes calculated at statutory rate	$855,439	$981,568
Decrease resulting from:
Nontaxable interest income	(353,073)	(280,776)
Nontaxable increase in cash surrender value	(93,134)	(106,341)
Nondeductable expenses and other	42,876	58,601

	$452,108	$653,052

Significant deferred tax assets and liabilities are as follows:

	2003	2002
Deferred Tax Assets
Loan loss reserve	$826,144	$855,640
Unrealized loss on securities	301,851	—
Deferred compensation	138,373	53,493
Deferred acquisition costs	3,625	6,444

	1,269,993	915,577

Deferred Tax Liabilities
Depreciable assets	(600,272)	(299,626)
Unrealized gain on securities	—	(160,757)
Core deposit intangible	(584,828)	(717,190)

	(1,185,100)	(1,177,573)

Net Deferred Tax Asset (Liability)	$84,893	$(261,996)

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE R	COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases office facilities under non-cancelable operating leases. Rent expense for the years ended December 31, 2003 and 2002 relating to operating leases amounted to $796,291 and $556,637, respectively. Future minimum lease payments under the non-cancelable operating leases are as follows:

2004	$633,593
2005	652,211
2006	659,437
2007	628,100
2008	587,543
Thereafter	1,671,968

$4,832,852

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

The Bank has overnight lines of credit amounting to $4,000,000 and $3,000,000 with TIB – The Independent Bankers Bank and Southwest Bank of Texas, N.A., respectively. The Bank also has a $15,000,000 available limit for the purchase of Federal Funds through Bank One, NA. At December 31, 2003 and 2002, the Bank had no advances under these lines of credit.

The Bank is subject to claims and lawsuits, which arise, primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Bank, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.

NOTE S	ACQUISITION OF THE EXPRESS BANK

In January 2002, the Company entered into a stock purchase agreement with The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000 and acquisition costs totaling $136,541. The purchase of The Express Bank was completed May 10, 2002. The following unaudited pro forma combined results of operations of the Company for the year ended December 31, 2002 assume the acquisition had occurred as of the beginning of the year.

Interest Income	$23,421,738

Net Interest Income	$16,539,109

Net Earnings	$2,466,215

Net Earnings Available to Common Stockholders	$2,115,867

Pro forma Basic Earnings Per Share	$0.76

Pro forma Weighted Average Number of Shares Outstanding	2,795,276

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE S	ACQUISITION OF THE EXPRESS BANK (CONTINUED)

The pro forma information has been adjusted to reflect the amortization of the core deposit intangible, interest expense on the trust preferred securities and income tax expense from the beginning of the period for The Express Bank. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the year, nor is it necessarily indicative of results that may occur in the future.

NOTE T	REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by their primary federal regulators. These regulations for the Bank include, but are not limited to, the payment of dividends in excess of the sum of the current year’s earnings plus undistributed earnings from the prior two years. As of December 31, 2003, the Bank had $3,013,558 of retained earnings that could be paid under this restriction. These regulations for the Company include, but are not limited to, the payment of dividends out of income available over the past year and only if prospective earnings retention is consistent with the Company’s expected future needs and financial condition. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the financial statements of the Company and Bank. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s capital amount and the Bank’s classification under the regulatory framework for prompt corrective action guidelines are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, the Company and Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all the capital adequacy requirements to which they are subject.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE T	REGULATORY MATTERS (CONTINUED)

At the most recent notification from the Bank’s primary regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage and capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003 (Consolidated)
Total Risk Based Capital	$51,291,000	16.0%	$25,696,000	8.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$43,374,000	13.5%	$12,848,000	4.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$43,374,000	9.9%	$17,465,000	4.0%	N/A
(to Adjusted Total Assets)

2003 (First Community Bank)
Total Risk Based Capital	$37,152,000	11.6%	$25,623,000	8.0%	$32,029,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$34,222,000	10.7%	$12,812,000	4.0%	$19,218,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$34,222,000	7.7%	$17,897,000	4.0%	$22,371,000	5.0%
(to Adjusted Total Assets)

2002 (Consolidated)
Total Risk Based Capital	$35,766,000	12.5%	$22,933,000	8.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$32,750,000	11.4%	$11,466,000	4.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$32,750,000	9.4%	$13,969,000	4.0%	N/A
(to Adjusted Total Assets)

2002 (First Community Bank)
Total Risk Based Capital	$26,923,000	11.2%	$19,252,000	8.0%	$24,065,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$24,316,000	10.1%	$9,626,000	4.0%	$14,439,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$24,316,000	7.5%	$13,057,000	4.0%	$16,321,000	5.0%
(to Adjusted Total Assets)

2002 (The Express Bank)
Total Risk Based Capital	$7,899,000	17.4%	$3,638,000	8.0%	$4,548,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$7,490,000	16.5%	$1,819,000	4.0%	$2,729,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$7,490,000	9.5%	$3,154,000	4.0%	$3,942,000	5.0%
(to Adjusted Total Assets)

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE U	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Cash Equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities—For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using the quoted market price for similar securities.

Other Investments—Other investments consist of Federal Reserve Bank Stock, Federal Home Loan Bank Stock, Texas Independent Bank Stock and other bank stock. For these investments, cost which is generally the carrying amount is a reasonable estimate of fair value.

Loan and Lease Receivables—For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. The fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered for loans with similar terms to borrowers of comparable credit quality. The carrying amount of accrued interest approximates its fair value.

Bank Owned Life Insurance—The recorded value is the cash surrender value of the policies which is a reasonable estimate of fair value.

Deposit Liabilities—The fair values disclosed for demand deposits, savings accounts, and money market deposits are reported at a value equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Federal Home Loan Bank Advances, Federal Funds Purchased, and Other Liabilities—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts—The fair value of the Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts is considered to be the carrying value at December 31, 2003 due to the rate feature of the securities.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE U	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Values	Carrying Amount	Fair Values
Financial Assets
Cash and cash equivalents	$24,305	$24,305	$30,821	$30,821
Investment securities	116,097	116,097	97,923	97,923
Interest bearing deposits in financial institutions	8,266	8,266	1,886	1,886
Other investments	3,540	3,540	3,069	3,069
Loans and leases, net	284,509	277,221	257,738	248,358
Bank owned life insurance	8,698	8,698	7,884	7,884

Total Financial Assets	$445,415	$438,127	$399,321	$389,941

Financial Liabilities
Deposits	$367,296	$356,356	$338,267	$328,034
Federal Home Loan Bank advances and Fed Funds purchased	43,765	43,765	38,795	38,795
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	18,000	18,000	10,000	10,000
Other liabilities	1,725	1,725	1,968	1,968

Total Financial Liabilities	$430,786	$419,846	$389,030	$378,797

The fair value estimates are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE V	COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) consists of the change in net unrealized gains and losses on investment securities. Other comprehensive income (loss) and its tax effects at December 31, 2003 and 2002 are summarized as follows:

	2003			2002
	Before Tax Amount	(Expense) Benefit	Tax Amount	Net of Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) arising during period	$(1,056,745)	$359,293	$(697,452)	$842,110	$(286,317)	$555,793
Less reclassification adjustments for net realized gains (losses) on securities no longer held	126,512	(43,014)	83,498	27,647	(9,400)	18,247
Less reclassification adjustments for net realized gains (losses) on securities sold	524,567	(178,353)	346,214	(289,249)	98,345	(190,904)

Other Comprehensive (Loss) Income	$(1,707,824)	$580,660	$(1,127,164)	$1,103,712	$(375,262)	$728,450

NOTE W	ACQUISITION OF GRIMES COUNTY CAPITAL CORPORATION

On September 19, 2003, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Grimes County Capital Corporation (“Grimes County”), a Texas corporation and the parent company of Community State Bank, a Texas banking association located in Houston, Texas. Pursuant to the terms of the Merger Agreement, the Company acquired on January 6, 2004 all the outstanding shares of capital stock of Grimes County for aggregate consideration of $9.5 million in cash. Community State Bank was chartered in 1907 and had grown to approximately $51.9 million in assets, $35.3 million in loans, $47.7 million in deposits, and total stockholders’ equity of $4 million at December 31, 2003. Community State Bank’s locations include its main office on Scarsdale in Houston, a branch off Dairy Ashford in Houston and a branch in Iola, Texas, which is approximately 130 miles north of Houston. The Company plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company to be headquartered in San Antonio, Texas. As part of this process, First Community Bank will purchase substantially all the assets and assume all the liabilities of Community State Bank and will transfer the deposits and assets associated with the San Antonio branch office to the Community State Bank subsidiary in San Antonio, Texas. Regulatory applications to accomplish this internal reorganization are pending at present. The Company expects to complete this process, including a data processing conversion, in the second quarter 2004.

INDEPENDENT AUDITOR’S REPORT

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

/s/ HARPER & PEARSON COMPANY

Houston, Texas

February 21, 2003

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Cash and due from banks	$26,033,001	$13,714,704
Federal funds sold	6,673,857	—
Total cash and cash equivalents	32,706,858	13,714,704

Securities available for sale	97,922,723	63,029,688
Other investments	290,000	290,000

Loans and leases, net of unearned fees	260,754,646	193,273,013
Less allowance for possible credit losses	(3,016,605)	(2,020,496)

Loans and leases, net	257,738,041	191,252,517

Bank premises and equipment, net	9,230,536	7,278,968
Accrued interest receivable	1,719,919	1,380,204
Federal Home Loan Bank stock	2,113,400	1,864,900
Federal Reserve Bank stock	625,300	491,400
Texas Independent Bank stock	40,000	40,000
Bank owned life insurance	7,884,410	4,843,613
Other real estate owned	520,000	1,927,361
Goodwill	6,578,425	—
Core deposit intangible	2,109,383	—
Other assets	1,881,960	1,451,574

	$421,360,955	$287,564,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$92,780,242	$67,212,602
Interest-bearing	245,486,610	149,195,765

Total Deposits	338,266,852	216,408,367

Federal Home Loan Bank borrowings	34,794,570	37,297,000
Fed Funds purchased	4,000,000	3,700,000
Accrued interest payable and other liabilities	1,967,943	647,619

Total Liabilities	379,029,365	258,052,986

Commitments and Contingencies
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	10,000,000	10,000,000

Stockholders’ Equity
Preferred stock	3,850	—
Common stock	28,600	23,252
Treasury stock, at par	(128)	(88)
Capital surplus	28,757,665	18,449,652
Retained earnings	3,000,384	1,226,358
Accumulated other comprehensive income (loss)	541,219	(187,231)

Total Stockholders’ Equity	32,331,590	19,511,943

	$421,360,955	$287,564,929

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
INTEREST INCOME
Interest and fees on loans	$18,066,718	$15,660,878
Securities available for sale	3,183,323	2,579,434
Other investments	226,123	39,451
Federal funds sold	146,256	105,744

Total Interest Income	21,622,420	18,385,507

INTEREST EXPENSE
Deposits	5,759,547	7,103,483
Other borrowed funds	687,879	442,019

Total Interest Expense	6,447,426	7,545,502

NET INTEREST INCOME	15,174,994	10,840,005
PROVISION FOR POSSIBLE CREDIT LOSSES	(1,569,985)	(1,600,000)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	13,605,009	9,240,005

NON-INTEREST INCOME
Service charges	2,772,957	2,050,320
Gain on sales of securities	716,442	698,307
Other	433,621	362,517

Total Non-Interest Income	3,923,020	3,111,144

NON-INTEREST EXPENSE
Salaries and employee benefits	6,539,589	5,153,038
Net occupancy and equipment expense	2,072,742	1,761,486
Professional and outside service fees	2,076,684	1,459,867
Office expenses	927,973	800,375
Minority interest expense, trust preferred securities	807,065	410,133
Other	2,217,011	1,370,392

Total Non-Interest Expense	14,641,064	10,955,291

EARNINGS BEFORE INCOME TAXES	2,886,965	1,395,858
INCOME TAXES	653,052	169,500

NET EARNINGS	2,233,913	1,226,358
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	728,450	(176,880)

COMPREHENSIVE INCOME	$2,962,363	$1,049,478

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Bank Only	Preferred Stock	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—December 31, 2000	$—	$5,696,370	$—	$10,682,893	$1,702,092	$(10,351)	$18,071,004
Issuance of Common Stock (21,550 shares)	—	107,750	—	355,575	—	—	463,325
Exchange of Common Stock of Bank for Common
Stock of Company	—	(5,780,904)	—	7,482,996	(1,702,092)	—	—
Issuance of Common Stock (3,600 shares)	—	36	—	23,214	—	—	23,250
Purchase of Treasury Stock (8,848 shares)	—	—	(88)	(95,026)	—	—	(95,114)
Net Earnings	—	—	—	—	1,226,358	—	1,226,358
Unrealized Loss on Securities (Net of income tax of $91,120)	—	—	—	—	—	(176,880)	(176,880)

Total Comprehensive Income							1,049,478
Balance—December 31, 2001	—	23,252	(88)	18,449,652	1,226,358	(187,231)	19,511,943
Issuance of Common Stock (534,721 shares)	—	5,348	—	5,434,983	—	—	5,440,331
Issuance of Preferred Stock (384,999 shares)	3,850	—	—	4,913,990	—	—	4,917,840
Purchase of Treasury Stock (4,000 shares)	—	—	(40)	(40,960)	—	—	(41,000)
Net Earnings	—	—	—	—	2,233,913	—	2,233,913
Unrealized Gain on Securities (Net of income tax of $375,262)	—	—	—	—	—	728,450	728,450

Total Comprehensive Income							2,962,363
Dividends Paid	—	—	—	—	(459,887)	—	(459,887)

Balance—December 31, 2002	$3,850	$28,600	$(128)	$28,757,665	$3,000,384	$541,219	$32,331,590

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,233,913	$1,226,358

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	1,569,985	1,600,000
Provision for depreciation	815,462	672,754
Deferred gain on sale of bank premises	73,932	73,932
Amortization of core deposits	194,713	—
Amortization and accretion of premiums and discounts on investment securities, net	426,402	52,629
Gain on sale of securities	(716,442)	(698,307)
Loss on sale of other real estate owned	100,000	—
Change in operating assets and liabilities:
Accrued interest receivable	102,336	440
Other real estate owned	1,307,361	(1,927,361)
Other assets	(349,958)	(1,050,139)
Accrued interest payable and other liabilities	1,360,162	56,836

Total adjustments	4,883,953	(1,219,216)

Net cash provided by operating activities	7,117,866	7,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities paydowns, and sales of available for sale investment securities	99,868,523	61,643,973
Purchases of investment securities	(104,593,361)	(89,182,951)
Net increase in loans	(36,381,394)	(39,697,248)
Purchases of bank premises and equipment, net	(631,558)	(1,054,489)
Bank owned life insurance	(3,040,797)	(2,485,493)
Acquisition of The Express Bank	(15,136,541)	—
Cash and cash equivalents from acquisition of The Express Bank	23,733,122	—
Purchase of Federal Home Loan Bank Stock	(54,300)	(1,374,800)
Purchase of Federal Reserve Bank Stock	(133,900)	(67,100)

Net cash used by investing activities	(36,370,206)	(72,218,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,440,331	486,575
Proceeds from sale of preferred stock	4,917,840	—
Proceeds from issuance of trust preferred securities	—	10,000,000
Purchase of treasury stock	(41,000)	(95,114)
Net increase in noninterest-bearing deposits	3,234,915	13,362,117
Net increase in interest-bearing deposits	37,354,725	5,476,233
Federal Home Loan Bank borrowings	(2,502,430)	37,297,000
Purchase of Federal Funds	300,000	3,700,000
Dividends paid	(459,887)	—

Net cash provided by financing activities	48,244,494	70,226,811

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,992,154	(1,984,155)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,714,704	15,698,859

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,706,858	$13,714,704

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of First Community Capital Corporation (Company) and its wholly owned subsidiaries First Community Capital Trust I (Trust I), First Community Capital Trust II (Trust II), and First Community Capital Corporation of Delaware, Inc. (Delaware Company). First Community Bank and The Express Bank (collectively referred to as the Bank) are wholly owned subsidiaries of Delaware Company.

First Community Capital Corporation—On November 16, 2000, the Company entered into an Agreement and Plan of Reorganization with the First Community Bank, N.A. and the Delaware Company and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by the shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001.

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

Issuance of Preferred Securities of Subsidiary Trusts—During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I, which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company’s 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (Debentures I). Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed Trust I’s capital securities obligations. For financial reporting purposes, Trust I is treated as a subsidiary of the Company and consolidated in the Company’s financial statements. The capital securities are treated as Tier I capital, subject to certain limitations, by the Federal Reserve Board.

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

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company and Bank are in accordance with generally accepted accounting principles in the United States and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Due from Banks—The Bank, as a member of the Federal Reserve System, is required to maintain reserves for the purpose of facilitating the implementation of monetary policy. These reserves may be maintained in the form of balances at the Federal Reserve Bank or by vault cash. The Bank’s reserve requirement was $4,494,000 and $3,249,000 at December 31, 2002 and 2001, respectively. According, “cash and due from banks” balances were restricted to that extent. The majority of cash and cash equivalents are maintained with the Federal Reserve Bank and the Federal Home Loan Bank. Other cash deposits are maintained with major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. In monitoring this credit risk, the Bank periodically evaluates the stability of the financial institutions with which it has deposits.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Investment Securities—Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income. At December 31, 2002 and 2001, the Bank did not classify any of its securities as trading securities.

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

Concentrations of Credit—Substantially all of the Bank’s loans, commitments and letters of credit have been granted to customers in the Bank’s market area, which includes Harris County, Brazoria County, and Galveston County, Texas. Generally, such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note C. It is the Bank’s policy to not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limit.

Interest Rate Risk—The Bank is principally engaged in providing short-term commercial loans with interest rates that fluctuate with various market indices and intermediate-term, fixed rate real estate loans. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with fixed rates. From time to time, the Bank may manage

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

its interest rate risk on long-term fixed rate loans through the matched funding services offered by the Federal Home Loan Bank.

Loans—Loans are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Lease Financing—Financing leases are stated at the sum of the aggregate minimum lease payments and the un-guaranteed residual value. Excess of the recorded value over the actual cost of the property leased is recorded as unearned lease income and is amortized over the life of the lease using the effective income method which spreads the income over the life of the lease.

Non-Performing Loans and Past Due Loans—Included in the non-performing loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

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

Allowance for Possible Credit Losses—The allowance for possible credit losses is a valuation allowance available for losses incurred on loans and other commitments to extend credit. All losses are charged to the allowance for possible credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

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

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Land is carried at cost.

Income Taxes—Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Preferred Stock—During 2002, the Company authorized 2,000,000 shares of $0.01 par value, non-voting, manditorily convertible, non-cumulative preferred stock and at December 31, 2002, 384,999 shares were issued and outstanding. Dividends equal to 7% of the liquidation price ($13.00 per share) will be paid semi-annually if, as and when declared. Shares of

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

Common Stock—The Company has authorized 5,000,000 shares of $0.01 par value common stock and at December 31, 2002 and 2001 had 2,859,969 and 2,325,248 shares issued and 2,847,121 and 2,316,400 shares outstanding, respectively.

Earnings Per Share (EPS)—The Company accounts for EPS in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Under SFAS No. 128, because it has potential common shares, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if all dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company. The following sets forth the computation of basis and diluted earnings per share at December 31, 2002 and 2001:

	2002	2001
Numerator for earnings per share
Net earnings	$2,233,913	$1,226,358
Preferred stock dividends	(233,566)	—

Net earnings available to common stockholders	$2,000,347	$1,226,358

Denominator for basic earnings per share
Weighted average common shares outstanding	2,618,338	2,314,370
Conversion of dilutive stock options	110,985	38,315

Denominator for diluted earnings per share
Adjusted weighted average common shares outstanding	2,729,323	2,352,685

Basic earnings per share	$0.76	$0.53

Diluted earnings per share	$0.73	$0.52

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Goodwill—Goodwill is periodically assessed for impairment pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. Among other things, this standard specifies that intangible assets with an indefinite useful life and goodwill will no longer be amortized. This standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. Management of the Company does not

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

believe that goodwill that arose as a result of the acquisition of The Express Bank is impaired at December 31, 2002.

Core Deposit Intangibles—Core deposit intangibles are amortized pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes accounting and reporting standards for business combinations. Among other things, this standard requires that all intangible assets, including core deposit intangibles, acquired in a business combination be reported separately from goodwill. These intangible assets must then be amortized over an estimated useful life which management of the Company has estimated as seven years.

Account Classification—Certain prior year amounts have been classified to conform to the current year presentation.

NOTE B	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost and estimated fair values of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2002
Securities Available For Sale:
Municipalities	$12,799,865	$321,715	$(82,584)	$13,038,996
Collateralized Mortgage Obligations	21,401,975	250,842	(3,662)	21,649,155
Mortgage-backed Securities	62,900,854	374,698	(40,980)	63,234,572

	$97,102,694	$947,255	$(127,226)	$97,922,723

2001
Securities Available For Sale:
Municipalities	$7,803,225	$16,570	$(135,733)	$7,684,062
Collateralized Mortgage Obligations	17,556,051	111,153	(21,727)	17,645,477
Mortgage-backed Securities	37,954,094	95,607	(349,552)	37,700,149

	$63,313,370	$223,330	$(507,012)	$63,029,688

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE B	INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Amounts Maturing In:
1 year or less	$100,995	$102,772
1 year through 5 years	2,593,568	2,693,414
5 years through 10 years	6,169,137	6,365,355
After 10 years	3,936,170	3,877,456

	12,799,870	13,038,997
Mortgage-backed securities and collateralized mortgage obligations	84,302,824	84,883,726

	$97,102,694	$97,922,723

Investment securities with a carrying amount of approximately $72,919,000 and $40,166,000 at December 31, 2002 and 2001, respectively were pledged to secure public deposits and Federal Home Loan Bank borrowings.

NOTE C	LOANS AND LEASES

Loans and leases at December 31, 2002 and 2001 are summarized as follows:

	2002	2001
Commercial, financial and industrial	$84,529,651	$69,230,467
Real estate	163,617,905	115,016,948
Lease financing	12,781,901	7,122,984
Installment	2,626,992	3,827,617

	263,556,449	195,198,016
Less unearned discount on installment loans	(199,815)	(334,107)
Less unearned loan and lease income	(2,601,988)	(1,590,896)

	$260,754,646	$193,273,013

Loan and lease financing maturities before unearned discount and unearned loan and lease income, at December 31, 2002 are as follows:

	Within 1 Year	1-5 Years	After 5 Years	Total
Credits at fixed interest rates	$33,093,807	$106,566,564	$24,585,381	$164,245,752
Credits at variable interest rates	87,391,678	10,153,326	1,765,693	99,310,697

	$120,485,485	$116,719,890	$26,351,074	$263,556,449

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE C	LOANS AND LEASES (CONTINUED)

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

	2002	2001
Foregone income	$171,098	$213,120

Income not reversed	—	—

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE E	ALLOWANCE FOR POSSIBLE CREDIT LOSSES

An analysis of activity in the allowance for possible credit losses is as follows:

	2002	2001
Balance at beginning of year	$2,020,496	$1,213,630
Acquisition of Express Bank	500,000	—
Provision for credit losses	1,569,985	1,600,000
Recoveries	221,852	78,691
Charged off	(1,295,728)	(871,825)

Balance at end of year	$3,016,605	$2,020,496

NOTE F	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	2002	2001
Land	$1,632,759	$1,307,759
Buildings and leasehold improvements	6,906,296	4,558,749
Furniture, fixtures and equipment	4,431,466	3,252,525

	12,970,521	9,119,033
Less accumulated depreciation and amortization	(3,739,985)	(1,840,065)

Bank premises and equipment, net	$9,230,536	$7,278,968

NOTE G	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

	2002	2001
Loans and leases	$1,157,377	$958,319
Investments and other	562,542	421,885

	$1,719,919	$1,380,204

NOTE H	OTHER REAL ESTATE

An analysis of activity in other real estate acquired by foreclosure is as follows:

	2002	2001
Balance, beginning of year	$1,927,361	$—
Real estate foreclosures	1,244,555	1,927,361
Real estate sales	(2,651,916)	—

Balance, end of year	$520,000	$1,927,361

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

At December 31, 2002, the schedules maturities of all time deposits are as follows:

2003	$87,697,777
2004	16,889,327
2005	15,807,212
2006	606,728
2007 and thereafter	315,626

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

Stock Option Summary	Number of Shares	Option Price Range	Weighted Average Exercise Price
Options Outstanding at December 31, 2000	398,000	$5.00-$10.75	$7.70
Options Granted	18,500	$10.75-$11.50	$10.79
Options Exercised	3,600	$5.00-$6.75	$6.46
Options Forfeited	20,000	$9.00-$10.75	$9.31
Options Outstanding at December 31, 2001	392,900	$5.00-$11.50	$7.75
Options Granted	107,000	$11.50-$13.50	$11.74
Options Exercised	110,071	$5.00-$10.75	$5.93
Options Forfeited	19,000	$6.75-$10.75	$9.03
Options Outstanding at December 31, 2002	370,829	$5.00-$13.50	$9.46
Exercisable at December 31, 2002	307,660	$5.00-$11.50	$9.05
Available for future grant at December 31, 2002	76,000

Weighted-average remaining contractual life in years	7.23

Weighted-average grant—date fair value of each option granted
2001	$5.38

2002	$4.32

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE O	INCOME TAXES

The components of the provision for federal income tax expense are as follows:

	2002	2001
Current	$875,095	$514,148
Deferred	(222,043)	(344,648)

	$653,052	$169,500

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% on earnings as follows:

	2002	2001
Taxes calculated at statutory rate	$981,568	$474,592
Decrease resulting from:
Nontaxable interest income	(280,776)	(175,983)
Nontaxable increase in cash surrender value	(106,341)	(53,547)
Other	58,601	(75,562)

	$653,052	$169,500

Significant deferred tax assets and liabilities are as follows:

	2002	2001
Deferred Tax Assets
Loan loss reserve	$855,640	$686,969
Unrealized loss on securities	—	96,452
Deferred compensation	53,493	—
Deferred acquisition costs	6,444	—

	915,577	783,421

Deferred Tax Liabilities
Depreciable assets	(299,626)	(54,153)
Unrealized gain on securities	(160,757)	—
Core deposit intangible	(717,190)	—
Deferred gain	—	(53,773)

	(1,177,573)	(107,926)

Net Deferred Tax (Liability) Asset	$(261,996)	$675,495

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE P	COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases office facilities under non-cancelable operating leases. Rent expense for the years ended December 31, 2002 and 2001 relating to operating leases amounted to $556,637 and $557,654, respectively. Future minimum lease payments under the non-cancelable operating leases are as follows:

2003	$521,729
2004	513,001
2005	513,647
2006	511,412
2007	466,787
Thereafter	1,216,564

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE Q	ACQUISITION OF THE EXPRESS BANK (CONTINUED)

The following unaudited pro forma combined results of operations of the Company for the years ended December 31, 2002 and 2001 assume the acquisition had occurred as of the beginning of the respective periods.

	2002	2001
Interest Income	$23,421,738	$23,509,124
Net Interest Income	$16,539,109	$13,919,890
Net Earnings	$2,466,215	$1,903,355
Net Earnings Available to Common Stockholders	$2,115,867	$1,553,007
Pro forma Basic Earnings Per Share	$0.76	$0.57
Pro forma Weighted Average Number of Shares Outstanding	2,795,276	2,740,526

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

The Company and Bank are subject to various regulatory capital requirements administered by their primary federal regulators. These regulations for the Bank include, but are not limited to, the payment of dividends in excess of the sum of the current year’s earnings plus undistributed earnings from the prior two years. As of December 31, 2002, the Bank had $3,959,901 of retained earnings that could be paid under this restriction. These regulations for the Company include, but are not limited to, the payment of dividends out of income available over the past year and only if prospective earnings retention is consistant with the Company’s expected future needs and financial condition. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the financial statements of the Company and Bank. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002 (Consolidated)
Total Risk Based Capital	$35,766,000	12.5%	$22,933,000	8.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$32,750,000	11.4%	$11,466,000	4.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$32,750,000	9.4%	$13,969,000	4.0%	N/A
(to Adjusted Total Assets)

2002 (First Community Bank)
Total Risk Based Capital	$26,923,000	11.2%	$19,252,000	8.0%	$24,065,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$24,316,000	10.1%	$9,626,000	4.0%	$14,439,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$24,316,000	7.5%	$13,057,000	4.0%	$16,321,000	5.0%
(to Adjusted Total Assets)

2002 (The Express Bank)
Total Risk Based Capital	$7,899,000	17.4%	$3,638,000	8.0%	$4,548,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$7,490,000	16.5%	$1,819,000	4.0%	$2,729,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$7,490,000	9.5%	$3,154,000	4.0%	$3,942,000	5.0%
(to Adjusted Total Assets)

2001 (Consolidated)
Total Risk Based Capital	$31,352,000	14.7%	$17,100,000	8.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$25,898,000	12.1%	$8,550,000	4.0%	N/A
(to Risk Weighted Assets)
Tier I Capital	$25,898,000	9.4%	$11,080,000	4.0%	N/A
(to Adjusted Total Assets)

2001 (First Community Bank)
Total Risk Based Capital	$25,629,000	12.0%	$17,076,000	8.0%	$21,345,000	10.0%
(to Risk Weighted Assets)
Tier I Capital	$23,609,000	11.1%	$8,538,000	4.0%	$12,807,000	6.0%
(to Risk Weighted Assets)
Tier I Capital	$23,609,000	8.5%	$11,068,000	4.0%	$13,836,000	5.0%
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

Cash and Cash Equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities—For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using the quoted market price for similar securities.

Other Investments—Other investments consist of Federal Reserve Bank Stock, Federal Home Loan Bank Stock, Texas Independent Bank Stock and other bank stock. For these investments, cost which is generally the carrying amount is a reasonable estimate of fair value.

Loan and Lease Receivables—For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. The fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered for loans with similar terms to borrowers of comparable credit quality. The carrying amount of accrued interest approximates its fair value.

Deposit Liabilities—The fair values disclosed for demand deposits, savings accounts, and money market deposits are reported at a value equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Federal Home Loan Bank Advances, Federal Funds Purchased, and Other Liabilities—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts—The fair value of the Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts is considered to be the carrying value at December 31, 2002 due to the rate feature of the securities.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE S	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Values	Carrying Amount	Fair Values
Financial Assets
Cash and cash equivalents	$32,707	$32,707	$13,715	$13,715
Investment securities	97,923	97,923	63,030	63,030
Other investments	3,069	3,069	2,686	2,686
Loans and leases, net	257,738	248,358	191,253	191,600

Total Financial Assets	$391,437	$382,057	$270,684	$271,031

Financial Liabilities
Deposits	$338,267	$328,034	$216,408	$209,119
Federal Home Loan Bank advances and Fed Funds purchased	38,795	38,795	40,997	40,997
Other liabilities	1,968	1,968	648	648
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	10,000	10,000	10,000	10,000

Total Financial Liabilities	$389,030	$378,797	$268,053	$260,764

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

Due to further deterioration of certain loans, the Bank charged off approximately $430,000 in loans and leases to the allowance for possible credit losses in March 2003. Specific reserve allocations for these six loans and leases charged off totaled approximately $66,000 at December 31, 2002.