Form 10-Q
period 2004-03-31
FIRST COMMUNITY CAPITAL CORP
filed 2004-05-14
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-32609

FIRST COMMUNITY CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0676739 (I.R.S. Employer Identification Number)

14200 Gulf Freeway

Houston, Texas 77034

(Address of principal executive offices, including zip code)

(281) 996-1000

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2004, there were 2,880,441 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

FIRST COMMUNITY CAPITAL CORPORATION

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q of First Community Capital Corporation (the “Company”) that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS	March 31, 2004	December 31, 2003
Cash and non-interesting bearing due from banks	$31,043,450	$24,304,702
Federal funds sold	4,063,585	—

Total cash and cash equivalents	35,107,035	24,304,702

Securities available for sale	115,870,635	116,096,938
Interest-bearing deposits in financial institutions	3,731,860	8,265,835
Other investments	3,000,000	290,000

Loans and leases, net of unearned fees	340,059,402	287,439,012
Less allowance for possible credit losses	(3,757,025)	(2,929,852)

Loans and leases, net	336,302,377	284,509,160

Bank premises and equipment, net	11,615,876	11,074,480
Accrued interest receivable	1,835,139	1,753,559
Federal Home Loan Bank stock	3,193,600	2,590,400
Federal Reserve Bank stock	988,900	619,300
Texas Independent Bank stock	50,000	40,000
Bank owned life insurance	8,758,334	8,698,334
Other real estate owned	2,573,660	924,208
Goodwill	12,133,687	6,578,425
Core deposit intangible	2,507,812	1,719,959
Other assets	2,397,550	1,773,137

	$540,066,465	$469,238,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest-bearing	$120,409,458	$94,707,239
Interest-bearing	317,084,601	272,588,789

Total Deposits	437,494,059	367,296,028

Federal Home Loan Bank borrowings	42,264,570	43,764,570
Accrued interest payable and other liabilities	2,763,054	1,725,002
Junior subordinated debentures	18,000,000	18,000,000

Total Liabilities	500,521,683	430,785,600

Stockholders’ Equity
Preferred stock, Series A	3,850	3,850
Preferred stock, Series B	3,757	3,757
Common stock	28,933	28,900
Treasury stock, at par	(128)	(128)
Capital surplus	34,624,722	34,576,191
Retained earnings	4,772,148	4,426,212
Accumulated other comprehensive income (loss)	111,500	(585,945)

Total Stockholders’ Equity	39,544,782	38,452,837

	$540,066,465	$469,238,437

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	2004	2003
INTEREST INCOME
Interest and fees on loans and leases	$5,526,339	$4,715,690
Securities available for sale	1,140,175	905,205
Other investments	26,526	61,972
Federal funds sold	16,984	28,629

Total Interest Income	6,710,024	5,711,496

INTEREST EXPENSE
Deposits	1,290,003	1,341,045
Subordinated debentures	265,773	—
Other borrowed funds	225,401	232,519

Total Interest Expense	1,781,177	1,573,564

NET INTEREST INCOME	4,928,847	4,137,932

PROVISION FOR POSSIBLE CREDIT LOSSES	(475,001)	(475,000)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	4,453,846	3,662,932

NON-INTEREST INCOME
Service charges	1,020,843	837,108
Gain on sales of securities	66,361	133,172
Other	136,640	142,679

Total Non-Interest Income	1,223,844	1,112,959

NON-INTEREST EXPENSE
Salaries and employee benefits	2,454,503	1,770,035
Net occupancy and equipment expense	979,160	585,433
Professional and outside service fees	618,718	393,757
Office expenses	337,838	266,060
Minority interest expense, trust preferred securities	—	191,914
Other	897,244	730,051

Total Non-Interest Expense	5,287,463	3,937,250

EARNINGS BEFORE INCOME TAXES	390,227	838,641

INCOME TAXES	44,291	187,273

NET EARNINGS	$345,936	$651,368

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$258,348	$563,780

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.20

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.19

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	Three Months Ending March 31,
	2004	2003

NET EARNINGS	$345,936	$651,368

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on available for sale securities	697,445	(160,058)

COMPREHENSIVE INCOME	$1,043,381	$491,310

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	March 31, 2004 (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance-December 31, 2003	$3,850	$3,757	$28,900	$(128)	$34,576,191	$4,426,212	$(585,945)	$38,452,837

Issuance of Common Stock (3,320 shares)	—	—	33	—	48,531	—	—	48,564

Net Earnings	—	—	—	—	—	345,936	—	345,936

Unrealized Gain on Securities	—	—	—	—	—	—	697,445	697,445

Total Comprehensive Income	—	—	—	—	—	—	—	1,043,381

Dividends Paid	—	—	—	—	—	—	—	—

Balance-March 31, 2004	$3,850	$3,757	$28,933	$(128)	$34,624,722	$4,772,148	$111,500	$39,544,782

	March 31, 2003 (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance-December 31, 2002	$3,850	$—	$28,600	$(128)	$28,757,665	$3,000,384	$541,219	$32,331,590

Net Earnings	—	—	—	—	—	651,368	—	651,368

Unrealized Loss on Securities	—	—	—	—	—	—	(160,058)	(160,058)

Total Comprehensive Income	—	—	—	—	—	—	—	491,310

Dividends Paid	—	—	—	—	—	—	—	—

Balance-March 31, 2003	$3,850	$—	$28,600	$(128)	$28,757,665	$3,651,752	$381,161	$32,822,900

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$345,936	$651,368

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	475,001	475,000
Provision for depreciation	316,853	254,572
Amortization of core deposits	109,842	32,452
Amortization and accretion of premiums and
discounts on investment securities, net	195,419	132,508
Gain on sale of investment securities, net	(66,361)	(133,172)
Change in operating assets and liabilities:
Accrued interest receivable	138,491	(14,055)
Other real estate owned	(651,315)	151,000
Other assets	(319,765)	(166,965)
Accrued interest payable and other liabilities	941,970	61,865

Total adjustments	1,140,135	793,205

Net cash provided by operating activities	1,486,071	1,444,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of investment securities	21,318,598	30,567,190
Purchases of investment securities	(19,121,706)	(45,123,096)
Decrease in deposits in financial institutions	4,533,975	1,885,537
Purchase of other investments	(2,710,000)	—
Net increase in loans	(17,600,075)	(2,440,804)
Purchases of bank premises and equipment	(164,019)	(321,318)
Purchase of Federal Home Loan Bank stock	(323,600)	(27,700)
Purchase of Federal Reserve Bank stock	(369,600)	—
Community State Bank acquisition	(9,812,338)	—
Cash from acquisition of Community State Bank	12,583,756	—
Change in cash surrender value of life insurance	(60,000)	(208,099)

Net cash used by investing activities	(11,725,009)	(15,668,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Fed funds purchased	—	(4,000,000)
Federal Home Loan Bank borrowings	(1,500,000)	(2,300,000)
Proceeds from sale of common stock	48,564	—
Net increase in noninterest-bearing deposits	10,449,084	3,694,427
Net increase in interest-bearing deposits	12,043,623	11,685,760

Net cash provided by financing activities	21,041,271	9,080,187

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,802,333	(5,143,530)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,304,702	30,821,321

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,107,035	$25,677,791

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE A BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Capital Corporation for the year ended December 31, 2003.

TRUST PREFERRED SECURITIES

Statement of Financial Accounting Standard No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Effective July 1, 2003, the Company adopted Statement 150 which resulted in the reclassification at that time of the trust preferred securities and the related interest costs. Statement 150 required the reclassification of the Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust, commonly known as trust preferred securities, from the mezzanine section of the Consolidated Statement of Condition to borrowings and the related interest expense in the Consolidated Statement of Earnings from non-interest expense to interest expense as of July 1, 2003. Prior to this date, the interest expense related to these securities was treated as minority interest expense on the Consolidated Statement of Earnings and not included in the calculation of the net interest income or net interest margin. For all periods prior to July 1, 2003, amounts previously recognized as minority interest expense, trust preferred securities can not be reclassified to interest expense under the standard.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interest and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of March 31, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R will, however, require that the trusts that issued the Company’s outstanding company obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. These trust preferred securities are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts are shown as liabilities in the consolidated financial statements and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income. Compliance with FIN 46R has no substantive effect on the Company’s total liabilities, equity or results of operations.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

STOCK OPTIONS

Statement of Financial Accounting Standards No. 148 (“Statement 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. Statement 148 amends FASB No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. First Community Capital Corporation has adopted only the disclosure provisions included in Statement 148, which are included in the notes to the consolidated financial statements for the three months ending March 31, 2004 and 2003.

As provided in Statement 123, the Company accounts for its stock compensation programs in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method no stock-based compensation expense is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123 as amended by Statement 148.

	Three Months Ended March 31,
	2004	2003

Net Earnings, as reported	$345,936	$651,368
Deduct: Total stock-based employee compensation
determined under fair value based method
for all awards, net of all tax effects	(36,865)	(53,948)

Undeclared Dividends on Preferred Stock	(87,588)	(87,588)

Pro Forma Net Earnings Available to Common Stockholders	$221,483	$509,832

Earnings Per Share:
Basic-as reported	$0.09	$0.20
Basic-pro forma	$0.08	$0.18
Diluted-as reported	$0.08	$0.19
Diluted-pro forma	$0.07	$0.17

Weighted Average Shares Used to Compute EPS:
Basic	2,879,342	2,847,121
Diluted	3,361,908	2,957,884

PREFERRED STOCK

During 2002, the Company authorized 2,000,000 shares of its $0.01 par value preferred stock. The Company then established a series of preferred stock known as the 7% Series A Mandatory Convertible Preferred Stock, which is non-voting, mandatorily convertible, non-cumulative preferred stock and at March 31, 2004 and 2003 384,999 shares were issued and outstanding. Dividends equal to 7% of the liquidation price ($13.00 per share) are to be paid semi-annually if, as and when declared.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

During 2003, the Company established the Series B mandatorily convertible preferred stock, $.01 par value, which is non-voting and does not pay a dividend. The Company sold 375,654 shares at a price of $15.00 per share pursuant to a Confidential Private Offering Memorandum dated May 2, 2003. The proceeds of the Offering are being used for general corporate purposes, including the expansion of the Company’s operations in San Antonio, Texas. These shares are automatically convertible on the second anniversary date of the opening of the San Antonio office (September 15, 2005) into one share of common stock. However, if the San Antonio office meets its incentive goals as outlined in the Offering Memorandum prior to the second anniversary of the office opening date, each share will be converted into 1.06 shares of common stock at such anniversary date. Prior to conversion into common stock, these shares will have a liquidation preference of $5,634,810 prior to any liquidating distribution to holders of common stock.

NOTE B EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed as follows:

	Three Months Ended March 31,
	2004		2003
		Per		Per
	Amount	Share	Amount	Share

Net Earnings	$345,936		$651,368

Dividends on preferred stock, series A	(87,588)		(87,588)

Net earnings available to common shareholders	$258,348		$563,780

Basic
Weighted average common shares outstanding	2,879,342	$0.09	2,847,121	$0.20

Diluted
Add incremental shares for:
Conversion of dilutive stock options	106,912		110,763
Conversion of preferred stock, series B	375,654		—

	3,361,908	$0.08	2,957,884	$0.19

NOTE C STATEMENTS OF CASH FLOWS

Interest payments of $1.7 million and $1.6 million were made during the three-month periods ended March 31, 2004 and 2003, respectively. The Company made no federal income tax payment during the three-month periods ended March 31, 2004 or 2003.

NOTE D ACQUISITIONS

On January 6, 2004, the Company completed its previously announced acquisition of Grimes County Capital Corporation, a Texas corporation and the parent company of Community State Bank, for aggregate consideration of $9.5 million in cash. Community State Bank’s locations include its main office on Scarsdale in Houston, a branch on Dairy Ashford in Houston and a branch in Iola, Texas, which is approximately 130 miles north of Houston. On April 30, 2004 the Company completed its plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company, headquartered in San Antonio, Texas. As part of this process, First Community Bank purchased substantially all the assets and assumed the liabilities of Community State Bank and transferred the deposits and assets associated with the San Antonio branch office located at 14100 San Pedro, Suite 100, San Antonio, Texas, to Community State Bank which then converted to a national bank known as First Community Bank San Antonio, N.A..

The acquisition of Grimes County resulted in the recognition of $5,555,262 in goodwill and $897,000 in a core deposit intangible. Under Statement of Financial Accounting Standards No. 142, the goodwill recorded as a result of the Community State Bank acquisition will be periodically tested for impairment and written down to fair value if considered impaired. The core deposit intangible will be amortized on a straight line basis over a period of seven years.

The results of operations of Grimes County are effectively reflected in the March 31, 2004 consolidated statement of earnings as presented due to the early January 2004 date of acquisition and therefore no supplemental pro forma information is presented for the three months ending March 31, 2004. Supplemental pro forma information for the three months ending March 31, 2003 is not presented as the impact on consolidated earnings for that period is not deemed material by management.

Pursuant to the terms of the purchase agreement, the Company is holding approximately $328,000 for the benefit of the selling Community State Bank shareholders. This amount is included in other liabilities on the consolidated statements of condition. Under this agreement, $146,000 will be paid to the former Community State Bank shareholders after specified non-performing assets have been paid off or deemed to be paying as agreed without risk of loss to the Company over a period of 24 months from the date of acquisition. At the expiration of the escrow agreement, amounts held in escrow specifically assigned to non-performing assets that have not satisfactorily been resolved and continue to present a risk of loss to the Company will become the property of the Company. In addition to the escrow set aside for certain non-performing loans, an amount equal to $182,000 was held to cover a potential loss due to a pending law suit against Community State Bank at the date of acquisition. The law suit has been settled to the benefit of the Company and if no appeal is filed, the funds will be returned to Community State Bank shareholders.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated as a business corporation under the laws of the State of Texas in January 2001 to serve as a bank holding company for First Community Bank, N.A. (the “Bank”) Houston, Texas. In January 2004, the Company acquired Grimes County Capital Corporation and its wholly-owned subsidiary, Community State Bank located in Houston, Texas. At December 31, 2003, Community State Bank had approximately $51.9 million in total assets, $35.3 million in loans, $47.7 million in deposits and total stockholders’ equity of $4.0 million. The Company owns the Bank and Community State Bank, now known as First Community Bank San Antonio, N.A. (together with First Community Bank N.A., the “Banks”), through its wholly-owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. (the “Delaware Company”). The Company, through the Banks, provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through 17 full-service banking locations in or near Houston, Texas and two full-service banking locations in San Antonio, Texas.

Recent Developments

On April 30, 2004 the Company completed its plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company headquartered in San Antonio, Texas. As part of this process, the Bank purchased substantially all the assets and assumed the liabilities of Community State Bank and transferred the Bank’s deposits and assets associated with the San Antonio branch office located at 14100 San Pedro, Suite 100, San Antonio, Texas, to Community State Bank which then converted to a national bank known as First Community Bank San Antonio, N. A. First Community Bank, San Antonio, N. A shares several officers and directors with the Bank but also has directors, executive officers and staff from the San Antonio area who are familiar with such market and have previously managed other banks in the area.

Overview

For the three months ended March 31, 2004 net earnings were $345.9 thousand, a $305.5 thousand or 46.9% decrease compared with net earnings of $651.4 thousand for the three months ended March 31, 2003. The acquisition of Community State Bank, and conversion related costs, the Baybrook branch opening, the opening of our San Antonio operations and the associated additional overhead expense were major contributors to the reduced earnings in the quarter.

Total assets were $540.1 million at March 31, 2004 compared with $469.2 million at December 31, 2003, an increase of $70.9 million or 15.1%. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, increased to $336.3 million at March 31, 2004 from $284.5 million at December 31, 2003, an increase of $51.8 million or 18.2%. Total deposits were $437.5 million at March 31, 2004 compared with $367.3 million at December 31, 2003, an increase of $70.2 million or 19.1%. The increases are primarily the result of the acquisition of Community State Bank on January 6, 2004. Stockholders’ equity increased approximately $1.1 million during the three month period ended March 31, 2004 compared with December 31, 2003, primarily the result of the change in the value of the investment security portfolio and current year earnings.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in its Form 10-KSB for the year ended December 31, 2003. Not all significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Allowance for Possible Credit Losses – The allowance for possible credit losses is a reserve established through charges to earnings in the form of a provision for possible credit losses. Management has established an allowance for possible credit losses which it believes is adequate for estimated losses in the Company’s loan and lease portfolio. Based on an evaluation of the loan and lease portfolio, management presents a quarterly review of the allowance for possible credit losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of non-performing assets and related collateral, the volume, growth and composition of the Company’s loan and lease portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan and lease portfolio through its internal and external loan review process and other relevant factors. Charge-offs occur when loans are deemed to be un-collectible.

Stock–based Compensation – The Company accounts for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the time options are granted. Pro forma disclosures of net income and earnings per share assuming the fair value-based accounting method as set forth in Note A to the Company’s interim unaudited Consolidated Financial Statements included herein for the period ended March 31, 2004.

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

The Company established deferred compensation plans (the “Plan”) whereby eligible executive officers and directors of the Banks and/or the Company (the “Participants”) earn retirement benefits during their tenure as employees or directors of the Banks and/or the Company, subject to certain provisions contained in the Plans. Benefits are provided over future periods of time subsequent to the Participants’ termination of employment from the Banks or at such time that the Participants are no longer directors of the Company as defined by the Plans. The Plan benefits are indexed to earnings generated by single premium Bank Owned Life Insurance. This insurance provides cash values, earnings and death benefits of varying amounts as defined in the insurance policies.

Intangible Assets

The changes in the carrying amount of core deposit intangibles and goodwill for the periods ended December 31, 2002, 2003 and the three months ended March 31, 2004 are as follows:

	Core Deposit Intangibles	Goodwill	Total
	(dollars in thousands)
Balance, May 10, 2002	$2,369	$6,578	$8,947
Amortization	(260)	—	(260)

Balance, December 31, 2002	2,109	6,578	8,687
Amortization	(389)	—	(389)

Balance December 31, 2003	$1,720	$6,578	$8,298
Intangibles resulting from acquisition (1)	898	5,556	6,454
Amortization	(110)	—	(110)

Balance, March 31, 2004	$2,508	$12,134	$14,642

(1)	Core deposit intangibles and goodwill resulting from the acquisition of Community State Bank.

Results of Operations

Earnings

For the three months ended March 31, 2004, the Company earned $345.9 thousand, or $.09 per weighted average common share ($0.08 per common share on a fully diluted basis), compared with $651.4 thousand for the three months ended March 31, 2003, or $0.20 per weighted average common share ($0.19 per common share on a fully diluted basis). The acquisition of Community State Bank, the Baybrook branch opening and the associated additional overhead expense and acquisition related costs were major contributors to the reduced earnings in the quarter.

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

Net interest income increased $790.9 thousand or 19.1% to $4.9 million for the three months ended March 31, 2004 compared with $4.1 million for the three months ended March 31, 2003. The increase is primarily attributable to the increase in earning assets related to the acquisition of Community State Bank and lower interest rates paid on liabilities during this period, offset partially by an increase in interest expense as a result of interest on debentures being treated as interest expense rather than non-interest expense. In periods prior to July 1, 2003, interest paid on debentures was included as a component of non-interest expense. This reclassification resulted in a $265.8 thousand increase in interest expense for the three months ended March 31, 2004.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

For the three months ended March 31, 2004, the net interest margin was 4.30% compared to 4.43% for the three months ended March 31, 2003. The primary reason for the drop in the net interest margin during the period was the adoption of SFAS No. 150 which required that the Company record interest paid on debentures as interest expense. For the three months ended March 31, 2003, interest paid on debentures was included as a component of non-interest expense. This reclassification resulted in a $265.8 thousand increase in interest expense for the three months ended March 31, 2004, resulting in a lower net interest margin.

The following table presents for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans and leases have been included in the table as loans and leases carrying a zero yield.

	For the three months ended March 31,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$329,590	$5,526	6.72%	$260,232	$4,716	7.35%
Taxable securities	104,483	1,010	3.88	85,833	767	3.62
Tax-exempt securities	12,985	130	4.02	12,964	138	4.32
Federal funds sold and other temporary investments	12,620	44	1.40	19,829	90	1.84

Total interest-earning assets	459,678	6,710	5.85%	378,858	5,711	6.11%

Less allowance for possible credit losses	(3,395)			(2,976)

Total interest-earning assets, net of allowance for possible credit losses	456,283			375,882
Non-interest-earning assets	75,754			50,296

Total assets	$532,037			$426,178

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$36,935	$166	1.80%	$34,722	$55	0.64%
Saving and money market accounts	124,681	225	0.72	93,134	290	1.27
Time deposits	147,931	899	2.44	123,762	996	3.26
Junior subordinated debentures (2)	18,000	266	5.93	—	—	—

Other borrowings	44,753	225	2.02	33,571	232	2.80

Total interest-bearing liabilities	372,300	1,781	1.92%	285,189	1,573	2.24%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	116,600			94,506
Other liabilities	4,072			3,906

Total liabilities	492,972			383,601

Company obligated mandatory redeemable trust preferred securities of subsidiary trust	—			10,000
Stockholders’ equity	39,065			32,577

Total liabilities and stockholders’ equity	$532,037			$426,178

Net interest income		$4,929			$4,138

Net interest spread			3.93%			3.87%
Net interest margin(1)			4.30%			4.43%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	See discussion on adoption of SFAS 150 on page 24 of this document.

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

	Three Months Ended March 31, 2004 Compared With 2003
	Increase (Decrease) due to
	Amount	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, including fees	$1,175	$(365)	$810
Investment securities	182	53	235
Federal funds sold and other investments	(33)	(13)	(46)

Total increase (decrease) in interest income	1,324	(325)	999

Interest-bearing liabilities:
Deposits other than time	93	(47)	46
Time, $100,000 and over	31	(216)	(185)
Time under $100,000	106	(18)	88
Junior subordinated debentures	266	—	266
Federal funds purchased and other borrowings	56	(63)	(7)

Total increase (decrease) in interest expense	552	(344)	208

Increase (decrease) in net interest income	$772	$19	$791

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company’s allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under “-Financial Condition—Allowance for Possible Credit Losses.” The Company performs an analysis of its allowance for possible credit losses on a quarterly basis.

For the three months ended March 31, 2004, the provision for possible credit losses was at $475.0 thousand, the same amount as charged in the comparable period in 2003.

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

The major component of non-interest expense is employee compensation and benefits. The Company’s non-interest expenses also include day-to-day operating expenses, such as professional fees, advertising, supplies, occupancy expense, depreciation and amortization of building, leasehold improvements, furniture and equipment. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each of its designated market areas. The additional expenses related to de novo branch expansion will reduce earnings until branch growth is sufficient to cover those expenses. The Company has also made selective bank acquisitions; cost associated with the acquisitions and integration of the acquired banks into the Company also increased non-interest expense.

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

	Three Months Ended March 31,
	2004	2003	Increase (Decrease)	Percent Change
	(dollars in thousands)
Non-interest income:
Service charges	$1,021	$837	$184	22.0%
Gain on sale of investment securities	66	133	(67)	(50.4)%
Other operating income	137	142	(5)	(3.5)%

Total non-interest income	$1,224	$1,112	$112	10.1%

Non-interest expense:
Salaries and employee benefits	$2,454	$1,770	$684	38.6%
Occupancy expense and equipment.	979	585	394	67.4%
Professional and outside service fees	619	394	225	57.1%
Office expenses	338	266	72	27.1%
Junior subordinated debentures	—	192	(192)	(100.0)%
Other	897	730	167	22.9%

Total non-interest expense	$5,287	$3,937	$1,350	34.3%

For the three months ended March 31, 2004, the Company earned $1.0 million in income from service charges, an increase of $184.0 thousand or 22.0% compared with income from service charges of $837.0 thousand for the three months ended March 31, 2003. Total non-interest income increased this period by $112.0 thousand or 10.1% compared with the same period in 2003. The increase in total non-interest income is primarily the result of the acquisition of Community State Bank in January 2004.

Non-interest expense for the three months ended March 31, 2004 increased $1.4 million or 34.3% to $5.3 million compared with non-interest expense of $3.9 million for the three months ended March 31, 2003. The increase during the period is mainly the result of additional salaries, benefits and occupancy expenses connected with the acquisition of Community State Bank in January 2004 and the opening of the Baybrook branch in December 2003.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense decreased $143.0 thousand or 76.3% to $44.2 thousand for the three months ended March 31, 2004 compared with $187.3 thousand for the three months ended March 31, 2003. The decrease during this period was partially due to a significant decrease in pre-tax income from $838.6 thousand in the first quarter of 2003 to $390.2 in the first quarter of 2004.

Financial Condition

Loan and Lease Portfolio

The loan and lease portfolio is the largest category of the Company’s earning assets. The Company is a community banking organization serving consumers, professionals and businesses with interests in and around the metropolitan areas of Houston and San Antonio. The Company’s primary strategy is to provide full service commercial banking with experienced loan officers and staff who focus on small to medium-sized businesses with loan requirements between $50.0 thousand and $3.5 million. This strategy includes building strong relationships while providing comprehensive banking services including working capital, fixed asset, real estate and personal loan needs, and lease financing. Additional loan services, such as long-term mortgages and factoring, are also provided through third party providers.

At March 31, 2004, loans and leases, net of unearned discount and fees, had increased $52.7 million or 18.3% to $340.1 million from $287.4 million at December 31, 2003. The increase was primarily due to the acquisition of Community State Bank, which had loans totaling $33.0 million at March 31, 2004, as well as internal growth.

The following table shows the composition of the Company’s loan and lease portfolio as of March 31, 2004 and December 31, 2003:

	As of March 31, 2004		As of December 31, 2003
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial, financial and industrial	$77,547	22.8%	$62.888	21.9%
Construction/land development	29,077	8.6%	20,688	7.2%
Real estate:
1-4 Family first lien	20,438	6.0%	16,491	5.7%
1-4 Family junior lien	5,969	1.7%	6,269	2.2%
Multi family residential	6,194	1.8%	4,991	1.8%
Non farm non-residential	162,219	47.7%	139,849	48.6%
Consumer	30,310	8.9%	27,305	9.5%
Lease financing	10,471	3.1%	11,150	3.9%

Gross loans and leases	342,225	100.6%	289,631	100.8%
Less: unearned discount and fees	(2,166)	(0.6)%	(2,192)	(0.8)%

Net loans and leases	$340,059	100.0%	$287,439	100.0%

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

The Company’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains the personal guaranty of the borrower. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Non-performing Assets

The Company had $5.4 million and $3.2 million in non-performing assets for the periods ended March 31, 2004 and December 31, 2003, respectively. Management believes the risks in non-performing assets to be significant as there may be some portion of the principal which will become uncollectible.

The accrual of interest on loans or leases is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on non-accrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan or lease. As of March 31, 2004, 44 loans and leases in the aggregate amount of $2.5 million were on non-accrual status.

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

The Company may renegotiate the terms of a loan or lease because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were no restructured loans or leases at March 31, 2004 or December 31, 2003.

Other real estate consists of property owned by the Company as a result of foreclosure on collateral or similar actions. It is recorded at fair value at the time of acquisition, less estimated selling costs. As of March 31, 2004 the Company’s other real estate totaled $2.6 million and consisted of ten commercial properties. Four of such properties, totaling $998.1 thousand, were acquired through the acquisition of Community State Bank. Three of these properties totaling $661.4 thousand were sold in the second quarter 2004.

The following table presents information regarding non-performing assets as of the dates indicated:

	March 31 2004	December 31, 2003
	(dollars in thousands)
Nonaccrual loans and leases	$2,493	$2,199
Restructured loans and leases	—	—
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	327	87

Total nonperforming loans and leases	2,820	2,286
Other real estate	2,574	924

Total nonperforming assets	$5,394	$3,210

Ratios:
Nonperforming loans and leases to total loans and leases	0.8%	0.8%
Nonperforming assets to total loans and leases plus other real estate	1.6%	1.1%

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

The Company charged off a net of $251.0 thousand (0.31% of average net loans and leases) and $1.8 million (0.67% of average loans and leases) in loans and leases during the three-month period ended March 31, 2004 and the year ended December 31, 2003, respectively.

As of March 31, 2004, the Company’s allowance for possible credit losses was $3.8 million or 1.1% of the average net loans and leases compared with $2.9 million or 1.1% of the average net loans and leases as of December 31, 2003. Although additional losses may occur, based on the detailed analysis and evaluation performed, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at March 31, 2004.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	As of and for the three months ended March 31, 2004		As of and for the year ended December 31, 2003
Loans and leases(1):
Average net loans and leases outstanding during period	$329,590		$267,764

Net loans and leases outstanding at end of period	$340,059		$287,439

Transactions in Allowance for Possible Credit Losses:
Balance at beginning of period	$2,930		$3,017
Balance acquired in the Community State Bank acquisition	603		—
Charge-offs for period:
Commercial and industrial	(149)		(854)
Real estate	(41)		(296)
Leases	(25)		(551)
Consumer and other	(50)		(205)
Recoveries of loans and leases previously charged off:
Commercial and industrial	7		63
Real estate	—		22
Leases	4		18
Consumer and other	3		16

Net charge offs	(251)		(1,787)
Provision for possible credit losses	475		1,700

Allowance for possible credit losses at end of period	$3,757		$2,930

Ratios:
Net loan and lease charge-offs to average net loans and leases	0.31	%(2)	0.67%
Net loan and lease charge-offs to end of period net loans and leases	0.30	%(2)	0.62%
Allowance to average net loans and leases	1.14%		1.09%
Allowance to end of period net loans and leases	1.10%		1.02%
Net loan and lease charge-offs to allowance	26.72	%(2)	60.99%

(1)	All loan and lease amounts are net of unearned discount.
(2)	Annualized.

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of March 31, 2004		As of December 31, 2003
	Amount	Percent of Loans to Net Loans and Leases	Amount	Percent of Loans to Net Loans and Leases
	(dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$454	22.8%	$448	21.9%
Real estate	653	65.7%	657	65.5%
Consumer (net)	93	8.9%	14	9.4%
Lease financing (net)	262	2.6%	281	3.2%
Unallocated	2,295	—	1,530	—

Total allowance for possible credit losses	$3,757		$2,930

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

The following table presents an analysis of deposits by type at the indicated dates:

	March 31, 2004	December 31, 2003
	(dollars in thousands)
Noninterest-bearing deposits	$120,409	$94,707
Interest-bearing deposits	160,303	142,628
CDs in amounts of less than $100M	67,336	56,892
CDs in amounts of $100M or more	89,446	73,069

Total deposits	$437,494	$367,296

The Company’s total deposits increased from $367.3 million as of December 31, 2003 to $437.5 million as of March 31, 2004, which represented an increase of $70.2 million or 19.1%. Non-interest-bearing deposits constituted 27.5% of total deposits at March 31, 2004 compared to 25.8% at December 31, 2003. This increase is primarily due to the acquisition of Community State Bank with deposits totaling $48.5 million at March 31, 2004 as well as internal growth.

The amount of deposits in certificates of deposit (“CDs”) including IRAs and public funds in amounts of $100 thousand or more was 20.4% of deposits as of March 31, 2004 compared to 19.9% as of December 31, 2003. Interest expense on CDs in amounts of $100 thousand or more was $533.9 thousand and $621.0 thousand for the three months ended March 31, 2004 and 2003, respectively. This decrease in interest expense is primarily the result of lower interest rates in 2004. Interest expense on CDs in amounts of $100 thousand or more was $2.5 million for the year ended December 31, 2003. The higher cost of such funds relative to other deposits can have a negative impact on the Company’s net interest margin.

The following table sets forth the amount of the Company’s certificates of deposit that are $100 thousand or greater by the time remaining until maturity as of March 31, 2004:

As of March 31, 2004
(dollars in thousands)
Remaining maturity
Three months or less	$16,290
Over three months through six months	10,644
Over six months through one year	29,094
Over one year	33,418

Total	$89,446

Borrowings

During the first quarter of 2004, borrowings consisted of Federal Home Loan Bank (FHLB) advances. At March 31, 2004, FHLB borrowings were $42.3 million compared to $43.8 million at December 31, 2003. At March 31, 2004 and December 31, 2003, the Company had no federal funds purchased. The FHLB borrowings were primarily used to purchase additional mortgage-backed and collateralized mortgage obligations (CMOs) which increased the spread over the interest cost of those funds. As of March 31, 2004, the Company had $18 million of junior subordinated debentures outstanding issued to its subsidiary trust.

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

At March 31, 2004 and December 31, 2003, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $1.7 million and $764.1 thousand, respectively, and unfunded loan commitments, (including guidance lines) of $57.4 million and $43.9 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company considers approximately 35.0% to be firm and will be exercised. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $115.9 million at March 31, 2004, a decrease of $226.3 thousand or 0.2% from $116.1 million at December 31, 2003. The average life of the securities portfolio at March 31, 2004 was 5.1 years compared to 4.1 years at December 31, 2003.

Capital Resources

Total stockholders’ equity was $39.5 million at March 31, 2004 compared with $38.5 million at December 31, 2003, an increase of $1.0 million or 2.6%. The increase was primarily due to 2004 earnings and a change in the value of the security portfolio.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System and the Banks are subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency (“OCC”). Both the Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and national bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards issued by the Federal Reserve System require the Company to have “Tier 1 capital” of at least 4.0% and “total risk-based capital” (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Banks are subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which insured institutions such as the Banks would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Banks are classified “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

The following table provides a comparison of the Company’s and the Banks’, leverage and risk-weighted capital ratios as of March 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions	Actual Ratio at March 31, 2004
The Company
Leverage ratio	4.00	%(1)	N/A	7.35%
Tier 1 risk-based capital ratio	4.00		N/A	9.87
Total risk-based capital ratio	8.00		N/A	12.04
First Community Bank, N. A.
Leverage ratio	4.00	%(2)	5.00%	8.43%
Tier 1 risk-based capital ratio	4.00		6.00	11.09
Total risk-based capital ratio	8.00		10.00	11.99
Community State Bank
Leverage ratio	4.00	%(3)	5.00%	7.71%
Tier 1 risk-based capital ratio	4.00		6.00	10.86
Total risk-based capital ratio	8.00		10.00	11.84

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Banks to maintain a leverage ratio above the required minimum.
(3)	Converted to a national bank on April 30, 2004; refer to note 2 above.

New Accounting Standards

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. First Community Capital Trust I and II were formed in 2001 for the purpose of issuing $10 million of trust preferred securities and First Community Capital Trust III was formed in December 2003 for the purpose of issuing $8 million of trust preferred securities. Trust I, II and III are currently subject to the requirements of FIN 46. In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of March 31, 2004, the Company had no investments in variable interest entities requiring consolidation.

FIN 46R will require that the Trusts that issued the Company’s outstanding company-obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R effective January 1, 2004. As a result, the trust preferred securities are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management. The Company’s primary earnings source is net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of market risk, liquidity risk, capital and asset quality. The Company’s net interest income is affected by changes in market interest rates and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. The Company takes a coordinated approach to the management of market risk, liquidity and capital. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee (“ALCO”). The ALCO, which is comprised of members of senior management and the Board, meets to review, among other things, economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and off-balance sheet financial instruments.

Interest Rate Sensitivity Management. Interest rate sensitivity refers to the relationship between market interest rates and net interest income resulting from the repricing of certain assets and liabilities. Interest rate risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. One way to reduce the risk of significant adverse effects on net interest income of market rate fluctuations is to minimize the difference between rate sensitive assets and liabilities, referred to as gap, by maintaining an interest rate sensitivity position within a particular time frame.

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

Liquidity. The Company’s asset and liability management policy is intended to maintain adequate liquidity and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. The Company accomplishes this through management of the maturities of its interest-earning assets and interest-bearing liabilities. To the extent practicable, the Company attempts to match the maturities of its rate sensitive assets and liabilities. Liquidity is monitored daily and overall interest rate risk is assessed through reports showing both sensitivity ratios and existing dollar “gap” data. The Company believes its present position to be adequate to meet its current and future liquidity needs.

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company’s management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4.0 million overnight line of credit with TIB – The Independent Bankers Bank, Dallas, Texas, a $3.0 million overnight line of credit with Southwest Bank of Texas, Houston, Texas and a $15 million overnight line of credit for the purchase of Fed Funds with Bank One, N.A. The Company’s securities safekeeping is handled by the Federal Home Loan Bank of Dallas, which allows the Company the capability of borrowing up to the amount of available collateral

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

a.	Not applicable

b.	Not applicable

c.	Not applicable

d.	Not applicable

e.	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY CAPITAL CORPORATION (Registrant)

Date: May 14, 2004	/s/ Nigel J. Harrison
Nigel J. Harrison President and Chief Executive Officer

Date: May 14, 2004	/s/ James M. McElray
James M. McElray Executive Vice President and Chief Financial Officer