Form 10-Q
period 2004-06-30
FIRST COMMUNITY CAPITAL CORP
filed 2004-08-16
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 31, 2004, there were 2,900,291 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	June 30, 2004	December 31, 2003

ASSETS
Cash and non-interesting bearing due from banks	$25,986,254	$24,304,702
Federal funds sold	72,089	—

Total cash and cash equivalents	26,058,343	24,304,702

Securities available for sale	104,950,856	116,096,938
Interest-bearing deposits in financial institutions	433,922	8,265,835
Other investments	3,000,000	290,000

Loans and leases, net of unearned fees	375,500,342	287,439,012
Less allowance for possible credit losses	(3,834,858)	(2,929,852)

Loans and leases, net	371,665,484	284,509,160

Bank premises and equipment, net	12,018,291	11,074,480
Accrued interest receivable	1,945,504	1,753,559
Federal Home Loan Bank stock	3,205,200	2,590,400
Federal Reserve Bank stock	1,108,299	619,300
Texas Independent Bank stock	50,000	40,000
Bank owned life insurance	9,324,334	8,698,334
Other real estate owned	2,576,272	924,208
Goodwill	12,133,687	6,578,425
Core deposit intangible	2,372,997	1,719,959
Other assets	2,332,104	1,773,137

	$553,175,293	$469,238,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$130,665,877	$94,707,239
Interest-bearing	314,870,677	272,588,789

Total Deposits	445,536,554	367,296,028

Federal Home Loan Bank borrowings	51,564,570	43,764,570
Accrued interest payable and other liabilities	831,127	1,725,002
Junior subordinated debentures	18,000,000	18,000,000

Total Liabilities	515,932,251	430,785,600

Stockholders’ Equity
Preferred stock, Series A	3,850	3,850
Preferred stock, Series B	3,757	3,757
Common stock	29,131	28,900
Treasury stock, at par	(128)	(128)
Capital surplus	34,837,011	34,576,191
Retained earnings	4,857,525	4,426,212
Accumulated other comprehensive loss	(2,488,104)	(585,945)

Total Stockholders’ Equity	37,243,042	38,452,837

	$553,175,293	$469,238,437

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
INTEREST INCOME
Interest and fees on loans and leases	$5,836,184	$4,761,047
Securities available for sale	994,270	1,062,728
Other investments	76,006	39,031
Federal funds sold	11,669	2,106

Total Interest Income	6,918,129	5,864,912

INTEREST EXPENSE
Deposits	1,350,318	1,217,524
Subordinated debentures	272,366	—
Other borrowed funds	213,205	242,745

Total Interest Expense	1,835,889	1,460,269

NET INTEREST INCOME	5,082,240	4,404,643
PROVISION FOR POSSIBLE CREDIT LOSSES	(400,000)	(450,000)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	4,682,240	3,954,643

NON-INTEREST INCOME
Service charges	1,067,752	928,293
Gain on sales of securities	39	113,642
Other	175,459	333,321

Total Non-Interest Income	1,243,250	1,375,256

NON-INTEREST EXPENSE
Salaries and employee benefits	2,598,026	1,954,497
Net occupancy and equipment expense	1,015,751	645,317
Professional and outside service fees	651,047	619,259
Office expenses	432,576	239,746
Minority interest expense, trust preferred securities	—	191,523
Other	937,078	1,034,475

Total Non-Interest Expense	5,634,478	4,684,817

EARNINGS BEFORE INCOME TAXES	291,012	646,082
INCOME TAXES	30,460	135,218

NET EARNINGS	$260,552	$510,864

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$172,964	$423,276

BASIC EARNINGS PER COMMON SHARE	$0.06	$0.15

DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.14

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
INTEREST INCOME
Interest and fees on loans and leases	$11,362,523	$9,476,737
Securities available for sale	2,134,445	1,967,933
Other investments	102,532	101,003
Federal funds sold	28,653	30,735

Total Interest Income	13,628,153	11,576,408

INTEREST EXPENSE
Deposits	2,640,321	2,558,569
Subordinated debentures	538,139	—
Other borrowed funds	438,606	475,264

Total Interest Expense	3,617,066	3,033,833

NET INTEREST INCOME	10,011,087	8,542,575
PROVISION FOR POSSIBLE CREDIT LOSSES	(875,001)	(925,000)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	9,136,086	7,617,575

NON-INTEREST INCOME
Service charges	2,088,595	1,765,401
Gain on sales of securities	66,400	246,814
Other	312,099	476,000

Total Non-Interest Income	2,467,094	2,488,215

NON-INTEREST EXPENSE
Salaries and employee benefits	5,052,529	3,724,532
Net occupancy and equipment expense	1,994,911	1,230,750
Professional and outside service fees	1,269,765	1,012,016
Office expenses	770,414	505,806
Minority interest expense, trust preferred securities	—	383,437
Other	1,834,322	1,764,526

Total Non-Interest Expense	10,921,941	8,621,067

EARNINGS BEFORE INCOME TAXES	681,239	1,484,723
INCOME TAXES	74,751	322,491

NET EARNINGS	$606,488	$1,162,232

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$431,313	$987,057

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.35

DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.33

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ending June 30,
	2004	2003
NET EARNINGS	$260,552	$510,864
OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on available for sale securities	(2,599,604)	(18,941)

COMPREHENSIVE (LOSS) INCOME	$(2,339,052)	$491,923

	Six Months Ending June 30,
	2004	2003
NET EARNINGS	$606,488	$1,162,232
OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on available for sale securities	(1,902,159)	(178,999)

COMPREHENSIVE (LOSS) INCOME	$(1,295,671)	$983,233

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	June 30, 2004 (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2003	$3,850	$3,757	$28,900	$(128)	$34,576,191	$4,426,212	$(585,945)	$38,452,837
Issuance of Common Stock (23,170 shares)	—	—	231	—	260,820	—	—	261,051
Net Earnings	—	—	—	—	—	606,488	—	606,488
Unrealized Loss on Securities	—	—	—	—	—	—	(1,902,159)	(1,902,159)

Total Comprehensive Loss	—	—	—	—	—	—	—	(1,295,671)
Dividends Paid	—	—	—	—	—	(175,175)	—	(175,175)

Balance - June 30, 2004	$3,850	$3,757	$29,131	$(128)	$34,837,011	$4,857,525	$(2,488,104)	$37,243,042

	June 30, 2003 (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2002	$3,850	$—	$28,600	$(128)	$28,757,665	$3,000,384	$541,219	$32,331,590
Issuance of Common Stock (12,000 shares)	—	—	$120	—	$70,380	—	—	70,500
Net Earnings	—	—	—	—	—	1,162,232	—	1,162,232
Unrealized Loss on Securities	—	—	—	—	—	—	(178,999)	(178,999)

Total Comprehensive Income	—	—	—	—	—	—	—	983,233
Dividends Paid	—	—	—	—	—	—	—	—

Balance - June 30, 2003	$3,850	$—	$28,720	$(128)	$28,828,045	$4,162,616	$362,220	$33,385,323

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$606,488	$1,162,232

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	875,001	925,000
Provision for depreciation	648,325	483,414
Amortization of core deposits	244,657	194,712
Amortization and accretion of premiums and discounts on investment securities, net	459,530	619,428
Gain on sale of investment securities, net	(66,400)	(246,814)
Change in operating assets and liabilities:
Accrued interest receivable	28,126	2,080
Other real estate owned	(653,927)	(1,207,024)
Other assets	(254,319)	36,501
Accrued interest payable and other liabilities	(989,957)	(98,295)

Total adjustments	291,036	709,002

Net cash provided by operating activities	897,524	1,871,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of investment securities	29,651,830	71,150,811
Purchases of investment securities	(19,398,835)	(89,408,060)
Decrease in deposits in financial institutions	7,831,913	—
Purchase of other investments	(2,710,000)	—
Net increase in loans	(53,363,182)	(2,333,843)
Purchases of bank premises and equipment	(897,906)	(864,310)
Purchase of Federal Home Loan Bank stock	(335,200)	(24,000)
Purchased/Sold of Federal Reserve Bank stock	(488,999)	6,000
Community State Bank acquisition	(9,812,338)	—
Cash from acquisition of Community State Bank	12,583,756	—
Change in cash surrender value of bank owned life insurance	(626,000)	(283,594)

Net cash used by investing activities	(37,564,961)	(21,756,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of federal funds purchased	—	(4,000,000)
Federal Home Loan Bank borrowings	7,800,000	4,700,000
Proceeds from sale of common stock	261,051	70,500
Net increase in noninterest-bearing deposits	20,705,503	1,667,271
Net increase in interest-bearing deposits	9,829,699	14,787,958
Dividends paid	(175,175)	—

Net cash provided by financing activities	38,421,078	17,225,729

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,753,641	(2,660,033)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,304,702	32,706,858

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,058,343	$30,046,825

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Capital Corporation for the year ended December 31, 2003.

TRUST PREFERRED SECURITIES

Statement of Financial Accounting Standard No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Effective July 1, 2003, the Company adopted Statement 150 which resulted in the reclassification at that time of the trust preferred securities and the related interest costs. Statement 150 required the reclassification of the Company-obligated mandatorily redeemable trust preferred securities of the subsidiary trust, commonly known as trust preferred securities, from the mezzanine section of the Consolidated Statement of Condition to borrowings and the related interest expense in the Consolidated Statement of Earnings from non-interest expense to interest expense as of July 1, 2003. Prior to this date, the interest expense related to these securities was treated as minority interest expense on the Consolidated Statement of Earnings and not included in the calculation of the net interest income or net interest margin. For all periods prior to July 1, 2003, amounts previously recognized as minority interest expense on trust preferred securities are not reclassified to interest expense under the standard.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interest and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of June 30, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R will, however, require that the trusts that issued the Company’s outstanding company obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. These trust preferred securities are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts are shown as liabilities in the consolidated financial statements and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income. Compliance with FIN 46R has no substantive effect on the Company’s total liabilities, equity or results of operations.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 148 (“Statement 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. Statement 148 amends FASB No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. First Community Capital Corporation has adopted only the disclosure provisions included in Statement 148, which are included in the notes to the consolidated financial statements for the three and six months ending June 30, 2004 and 2003.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Earnings, as reported	$260,552	$510,864	$606,488	$1,162,232
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of all tax effects	(54,648)	(36,656)	(109,295)	(73,312)
Undeclared Dividends on Preferred Stock	(87,588)	(87,588)	(175,175)	(175,175)

Pro Forma Net Earnings Available to Common Stockholders	$118,316	$386,620	$322,018	$913,745

Earnings Per Share:
Basic-as reported less undeclared dividends on preferred stock	$0.06	$0.15	$0.15	$0.35
Basic-pro forma	$0.04	$0.14	$0.11	$0.32
Diluted-as reported less undeclared dividends on preferred stock	$0.05	$0.14	$0.13	$0.33
Diluted-pro forma	$0.04	$0.13	$0.10	$0.31

Weighted Average Shares Used to Compute EPS:
Basic	2,887,460	2,855,956	2,883,401	2,851,563
Diluted	3,369,842	2,966,956	3,372,560	2,962,563

PREFERRED STOCK

During 2002, the Company authorized 2,000,000 shares of its $0.01 par value preferred stock. The Company then established a series of preferred stock known as the 7% Series A Mandatory Convertible Preferred Stock, which is non-voting, mandatorily convertible, non-cumulative preferred stock and at June 30, 2004 384,999 shares were issued and outstanding. Dividends equal to 7% of the liquidation price ($13.00 per share) are to be paid semi-annually if, as and when declared.

During 2003, the Company established the Series B Mandatorily Convertible Preferred Stock, $.01 par value, which is non-voting and does not pay a dividend. At June 30, 2004 375,654 shares were issued and outstanding. The proceeds of the Offering are being used for general corporate purposes, including the expansion of the Company’s operations in San Antonio, Texas. These shares are automatically convertible on the second anniversary date of the opening of the Company’s San Antonio office (September 15, 2005) into one share of common stock. However, if the San Antonio office meets certain incentive goals as outlined in the Offering Memorandum prior to the second anniversary of the office opening date, each share will be converted into 1.06 shares of common stock at such anniversary date. Prior to conversion into common stock, these shares will have a liquidation preference of $5,634,810 prior to any liquidating distribution to holders of common stock.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NOTE B	EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed as follows:

	Three Months Ended June 30
	2004		2003
	Amount	Per Share	Amount	Per Share
Net Earnings	$260,552		$510,864
Less undeclared dividends on preferred stock	(87,588)		(87,588)

Net earnings available to common shareholders	$172,964		$423,276

Basic
Weighted Average Shares outstanding	2,887,460	$0.06	2,855,956	$0.15

Diluted
Add incremental shares for:
Conversion of dilutive stock options	106,728		111,000
Conversion of preferred stock, series B	375,654		—

	$3,369,842	$0.05	$2,966,956	$0.14

	Six Months Ended June 30
	2004		2003
	Amount	Per Share	Amount	Per Share
Net Earnings	$606,488		$1,162,232
Less undeclared dividends on preferred stock	(175,175)		(175,175)

Net earnings available to common shareholders	$431,313		$987,057

Basic
Weighted Average Shares outstanding	2,883,401	$0.15	2,851,563	$0.35

Diluted
Add incremental shares for:
Conversion of dilutive stock options	113,505		111,000
Conversion of preferred stock, series B	375,654		—

	3,372,560	$0.13	2,962,563	$0.33

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NOTE C	STATEMENTS OF CASH FLOWS

Interest payments of $4,952,917 and $3,101,770 were made during the six-month periods ended June 30, 2004 and 2003, respectively. The Company made federal income tax payments of $100,000 and $275,000 during the six-month periods ended June 30, 2004 and 2003, respectively.

NOTE D	ACQUISITIONS

On January 6, 2004, the Company completed its previously announced acquisition of Grimes County Capital Corporation, a Texas corporation and the parent company of Community State Bank, for aggregate consideration of $9.5 million in cash. Community State Bank’s locations include its main office on Scarsdale in Houston, a branch on Dairy Ashford in Houston and a branch in Iola, Texas, which is approximately 130 miles north of Houston. On April 30, 2004 the Company completed the conversion of Community State Bank to a national bank and is operating it as a separate subsidiary of the Company, headquartered in San Antonio, Texas. As part of this process, First Community Bank purchased substantially all the assets and assumed the liabilities of Community State Bank and transferred the deposits and assets associated with the San Antonio branch office located at 14100 San Pedro, Suite 100, San Antonio, Texas, to Community State Bank which then converted to a national bank known as First Community Bank San Antonio, N.A.

The acquisition of Grimes County resulted in the recognition of $5,555,262 in goodwill and $898,000 in a core deposit intangible. Under Statement of Financial Accounting Standards No. 142, the goodwill recorded as a result of the Community State Bank acquisition will be periodically tested for impairment and written down to fair value if considered impaired. The core deposit intangible will be amortized based upon a calculated attrition rate over ten years.

The results of operations of Grimes County are effectively reflected in the June 30, 2004 consolidated statement of earnings as presented due to the early January 2004 date of acquisition and therefore no supplemental pro forma information is presented for the period ending June 30, 2004. Supplemental pro forma information for the period ending June 30, 2003 is not presented as the impact on consolidated earnings for that period is not deemed material by management.

As a result of the acquisition, the Company has assumed a potential $3.0 million tax liability of Grimes County Capital Corporation, which is unresolved and unrecorded at June 30, 2004. The Company intends to determine its filing position with regard to this potential tax liability during the third quarter of 2004. If the issue is resolved unfavorably to the Company, it would have a negative impact on earnings.

Pursuant to the terms of the purchase agreement, the Company is holding approximately $106,000 for the benefit of the selling Community State Bank shareholders. This amount is included in other liabilities on the consolidated statements of condition. Under this agreement, a portion of this amount will be paid to the former Community State Bank shareholders after specified non-performing assets have been paid off or deemed to be paying as agreed without risk of loss to the Company over a period of 24 months from the date of acquisition. At the expiration of the escrow agreement, amounts held in escrow specifically assigned to nonperforming assets that have not satisfactorily been resolved and continue to present a risk of loss to the Company will become the property of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated as a business corporation under the laws of the State of Texas in January 2001 to serve as a bank holding company for First Community Bank, N.A. (the “Bank”). In January 2004, the Company acquired Grimes County Capital Corporation and its wholly-owned subsidiary, Community State Bank located in Houston, Texas. At December 31, 2003, Community State Bank had approximately $51.9 million in total assets, $35.3 million in loans, $47.7 million in deposits and total stockholders’ equity of $4.0 million. The Company owns the Bank and Community State Bank, now known as First Community Bank San Antonio, N.A. (together with First Community Bank, N.A., the “Banks”), through its wholly owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. (the “Delaware Company”). The Company, through the Banks, provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through 17-full-service banking locations in or near Houston, Texas and two full-service banking location in San Antonio, Texas.

Recent Developments

On April 30, 2004 the Company completed its plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company headquartered in San Antonio, Texas. As part of this process, the Bank purchased substantially all the assets and assumed the liabilities of Community State Bank and transferred the Bank’s deposits and assets associated with the San Antonio branch office located at 14100 San Pedro, Suite 100, San Antonio, Texas, to Community State Bank which then converted to a national bank known as First Community Bank San Antonio, N.A. First Community Bank San Antonio, N.A. shares several officers and directors with the Bank but also has directors, executive officers and staff from the San Antonio area who are familiar with such market and have previously managed other banks in the area.

Overview

For the three months ended June 30, 2004 net earnings were $260.6 thousand, a $250.3 thousand or 49.0%decrease compared with net earnings of $510.9 thousand for the three months ended June 30, 2003. For the six months ended June 30, 2004 net earnings were $606.5 thousand, a $593.5 thousand or 49.5%decrease compared with net earnings of $1.2 million for the six months ended June 30, 2003. The acquisition of Community State Bank, and conversion related costs, the Baybrook branch opening, the opening of our newest San Antonio branch and the associated additional overhead expense were major contributors to the reduced earnings.

Total assets were $553.2 million at June 30, 2004 compared with $469.2 million at December 31, 2003, an increase of $84.0 million or 17.9%. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, increased to $371.6 million at June 30, 2004 from $284.5 million at December 31, 2003, an increase of $87.1 million or 30.6%. Total deposits were $445.5 million at June 30, 2004 compared with $367.3 million at December 31, 2003, an increase of $78.2 million or 21.3%. The increases are primarily the result of the acquisition of Community State Bank on January 6, 2004. Stockholders’ equity decreased approximately $1.2 million during the six month period ended June 30, 2004 compared with year-end 2003, primarily the result of the change in the value of the investment securities portfolio which was partially offset by current year earnings.

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

Stock–based Compensation – The Company accounts for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Pro forma disclosures of net income and earnings per share assuming the fair value-based accounting method are set forth in Note A to the Company’s interim unaudited Consolidated Financial Statements included herein for the period ended June 30, 2004.

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

The Company established deferred compensation plans (the “Plans”) whereby eligible executive officers and directors of the Banks and/or Company (the “Participants”) earn retirement benefits during their tenure as employees or directors of the Banks and/or Company, subject to certain provisions contained in the Plans. Benefits are provided over future periods of time subsequent to the Participants’ termination of employment from the Banks or at such time that the Participants are no longer directors of the Company as defined by the Plans. The Plan benefits are indexed to earnings generated by single premium Bank Owned Life Insurance. This insurance provides cash values, earnings and death benefits of varying amounts as defined in the insurance policies.

Intangible Assets

The changes in the carrying amount of core deposit intangibles and goodwill for the year ended December 31, 2002 and 2003 and the six months ended June 30, 2004 are as follows:

	Core Deposit Intangibles	Goodwill	Total
	(dollars in thousands)
Balance, May 10, 2002	$2,369	$6,578	$8,947
Amortization	(260)	—	(260)

Balance, December 31, 2002	2,109	6,578	8,687
Amortization	(389)	—	(389)

Balance, December 31, 2003	$1,720	$6,578	$8,298
Intangibles resulting from acquisition (1)	898	5,556	6,454
Amortization	(245)	—	(245)

Balance, June 30, 2004	$2,373	$12,134	$14,507

(1)	Core deposit intangibles and goodwill resulting from the acquisition of Community State Bank.

Results of Operations

Earnings

For the three months ended June 30, 2004, the Company earned $260.6 thousand, or $0.06 per weighted average common share ($0.05 per common share on a fully diluted basis), compared with $510.9 thousand for the three months ended June 30, 2003, or $.15 per weighted average common share ($.14 per common share on a fully diluted basis).

For the six months ended June 30, 2004, the Company earned $606.5 thousand, or $.15 per weighted average common share ($.13 per common share on a fully diluted basis), compared with $1.2 million for the six months ended June 30, 2003, or $.35 per weighted average common share ($.33 per common share on a fully diluted basis). The acquisition of Community State Bank, the Baybrook branch opening, the opening of our San Antonio operations and the associated additional overhead and acquisition related costs were major contributors to the reduced earnings.

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

Net interest income increased $677.6 thousand or 15.4% to $5.1 million for the three months ended June 30, 2004 compared with $4.4 million for the three months ended June 30, 2003. Net interest income increased $1.5 million or 17.2% to $10.0 million for the six months ended June 30 2004 compared with $8.5 million for the six months ended June 30, 2003. The increase is primarily attributable to the increase in earning assets related to the acquisition of Community State Bank, and lower interest rates paid on liabilities during this period, offset partially by an increase in interest expense as the result of interest on debentures being treated as interest expense rather than non-interest expense. In periods prior to July 1, 2003, interest paid on debentures was included as a component of non-interest expense. This change in presentation resulted in a $272.4 thousand and a $538.1 thousand increase in interest expense for the three and six month periods ended June 30, 2004.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

For the three months ended June 30, 2004, the net interest margin was 4.32% compared to 4.59% for the three months ended June 30, 2003. For the six months ended June 30, 2004, the net interest margin was 4.16% compared to 4.50% for the six months ended June 30, 2003. The primary reason for the drop in the net interest margin during the periods was due to SFAS No. 150 which required that the Company change the method of reporting dividends paid on trust preferred securities issued by its subsidiary trusts by including them as interest expense. In prior periods, dividends paid on trust preferred securities were included as a component of non-interest expense. This change in presentation resulted in a $272.4 thousand and a $538.1 thousand increase in interest expense for the three and six month periods ended June 30, resulting in a lower net interest margin.

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

	For the three months ended June 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$350,367	$5,837	6.70%	$263,576	$4,761	7.25%
Taxable securities	98,079	867	3.56	101,078	923	3.66
Tax-exempt securities	12,623	127	4.05	13,142	140	4.27
Federal funds sold and other temporary investments	12,375	87	2.83	6,929	41	2.37

Total interest-earning assets	473,444	6,918	5.88%	384,725	5,865	6.11%

Less allowance for possible credit losses	(3,598)			(2,888)

Total interest-earning assets, net of allowance for possible credit losses	469,846			381,837
Non-interest-earning assets	76,775			53,396

Total assets	$546,621			$435,233

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$34,514	$49	0.57%	$31,939	$46	0.58%
Saving and money market accounts	114,432	237	0.83	98,850	229	0.93
Time deposits	159,263	1,065	2.69	123,199	942	3.07
Jr. subordinated debentures (1)	18,000	272	6.08	—	—	—
Federal funds purchased	—	—	—	—	—	—
Other borrowings	41,699	213	2.05	37,501	243	2.60

Total interest-bearing liabilities	367,908	1,836	2.01%	291,489	1,460	2.01%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	131,789			92,862
Other liabilities	8,531			7,778

Total liabilities	508,228			392,129

Company obligated mandatory redeemable trust preferred securities of subsidiary trust (1)	—			10,000
Stockholders’ equity	38,393			33,104

Total liabilities and stockholders’ equity	$546,621			$435,233

Net interest income		$5,082			$4,405

Net interest spread			3.87%			4.10%
Net interest margin(2)			4.32%			4.59%

(1)	See discussion on adoption of SFAS 150 on page 28 of this document.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

	For the six months ended June 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$356,643	$11,363	6.41%	$262,293	$9,477	7.29%
Taxable securities	102,913	1,877	3.68	96,352	1,690	3.54
Tax-exempt securities	12,804	257	4.04	13,103	278	4.28
Federal funds sold and other temporary investments	11,546	131	2.28	10,871	131	2.43

Total interest-earning assets	483,906	13,628	5.66%	382,619	11,576	6.10%

Less allowance for possible credit losses	(3,680)			(2,934)

Total interest-earning assets, net of allowance for possible credit losses	480,226			379,685
Non-interest-earning assets	56,180			50,731

Total assets	$536,406			$430,416

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,016	$95	0.52%	$33,488	$101	0.61%
Saving and money market accounts	115,762	498	0.87	95,961	519	1.09
Time deposits	158,659	2,047	2.59	123,573	1,939	3.16
Jr. subordinated debentures (1)	18,000	538	6.01	—	—	—
Federal funds purchased	—	—	—	—	—	—
Other borrowings	43,224	439	2.04	36,160	475	3.16

Total interest-bearing liabilities	372,661	3,617	1.95%	289,182	3,034	2.12%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	120,230			93,747
Other liabilities	5,014			4,629

Total liabilities	497,905			387,558

Company obligated mandatory redeemable trust preferred securities of subsidiary trust (1)	—			10,000
Stockholders’ equity	38,501			32,858

Total liabilities and stockholders’ equity	$536,406			$430,416

Net interest income		$10,011			$8,542

Net interest spread			3.71%			3.98%
Net interest margin(2)			4.16%			4.50%

(1)	See discussion on adoption of SFAS 150 on page 28 of this document.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2004 Compared With 2003			Six Months Ended June 30, 2004 Compared With 2003
	Increase (Decrease) due to			Increase (Decrease) due to
	Amount	Rate	Total	Amount	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans, including fees	$1,449	$(373)	$1,076	$3,007	$(1,121)	$1,886
Investment securities	(34)	(35)	(69)	114	52	166
Federal funds sold and other investments	38	8	46	8	(8)	—

Total increase (decrease) in interest income	1,453	(400)	1,053	3,129	(1,077)	2,052

Interest-bearing liabilities:
Deposits other than time	37	(26)	11	94	(121)	(27)
Time, $100,000 and over	96	(119)	(23)	172	(296)	(124)
Time under $100,000	149	(4)	145	286	(54)	232
Jr. subordinated debentures	272	—	272	538	—	538
Federal funds purchased and other borrowings	22	(52)	(30)	164	(200)	(36)

Total increase (decrease) in interest expense	576	(201)	375	1,254	(671)	583

Increase (decrease) in net interest income	$877	$(199)	$678	$1,875	$(406)	$1,469

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

For the three months ended June 30, 2004, the provision for possible credit losses decreased by $50.0 thousand to $400.0 thousand compared with $450.0 for the three months ended June 30, 2003. For the six months ended June 30, 2004, the provision for possible credit losses decreased by $50.0 thousand to $875.0.0 thousand compared with $925.0 for the six months ended June 30, 2003.

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

The major component of non-interest expense is employee compensation and benefits. The Company’s non-interest expenses also include day-to-day operating expenses, such as professional fees, advertising, supplies, occupancy expense, depreciation and amortization of building, leasehold improvements, furniture and equipment. The Bank has focused on building a de novo branch network through the employment of experienced lenders and staff in each of its designated market areas. The additional expenses related to the de novo branch expansion will reduce earnings until branch growth is sufficient to cover those expenses. The Company has also made selective bank acquisitions; cost associated with the acquisitions and integration of the acquired banks into the Company also increased non-interest expense.

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

	Three Months Ended June 30,
	2004	2003	Increase (Decrease)	Percent Change
	(dollars in thousands)
Non-interest income: Service charges	$1,068	$928	$140	15.1%
Gain on sale of investment securities	—	114	(114)	(100.0)%
Other operating income	175	333	(158)	(47.4)%

Total non-interest income	$1,243	$1,375	$(132)	(9.6)%

Non-interest expense: Salaries and employee benefits	$2,598	$1,954	$643	32.9%
Occupancy expense and equipment.	1,016	645	371	57.5%
Professional and outside service fees	651	619	33	5.3%
Office expenses	432	240	192	80.0%
Jr. subordinated debentures	—	192	(192)	(100.0)%
Other	937	1,034	97	(9.4)%

Total non-interest expense	$5,634	$4,684	$950	20.3%

	Six Months Ended June 30,
	2004	2003	Increase (Decrease)	Percent Change
	(dollars in thousands)
Non-interest income: Service charges	$2,089	$1,765	$324	18.4%
Gain on sale of investment securities	66	247	(181)	(73.3)%
Other operating income	312	476	(164)	(34.5)%

Total non-interest income	$2,467	$2,488	$(21)	(0.8)%

Non-interest expense:
Salaries and employee benefits	$5,053	$3,724	$1,329	35.7%
Occupancy expense and equipment.	1,995	1,231	764	62.1%
Professional and outside service fees	1,270	1,012	258	25.5%
Office expenses	770	506	264	52.2%
Jr. subordinated debentures	—	383	(383)	(100.0)%
Other	1,834	1,765	69	3.9%

Total non-interest expense	$10,922	$8,621	$2,301	26.7%

For the three months ended June 30, 2004, the Company earned $1.1 million in income from service charges, an increase of $140.0 thousand or 15.1% in income from service charges compared with income from service charges of $928.3 thousand for the three months ended June 30, 2003. Total non-interest income decreased this period by $132.0 thousand or 9.6% compared with the same period in 2003. The decrease in total non-interest income is related to the sale of The Express Banks charter to China Trust which resulted in a gain of $168 thousand in the second quarter of 2003.

For the six months ended June 30, 2004, the Company earned $2.1 million in income from service charges, an increase of $324.0 thousand or 18.4% in income from service charges compared with income from service charges of $1.8 million for the six months ended June 30, 2003. Total non-interest income decreased this period by $21.0 thousand or 0.08% compared with the same period in 2003. The decrease in total non-interest income is related to the sale of The Express Banks charter to China Trust which resulted in a gain of $168 thousand in the second quarter of 2003.

Non-interest expense for the three months ended June 30, 2004 increased $950.0 thousand or 20.3% to $5.6 million compared with non-interest expense of $4.7 million for the three months ended June 30, 2003. Non-interest expense for the six months ended June 30, 2004 increased $2.3 million or 26.7% to $10.9 million compared with non-interest expense of $8.6 million for the six months ended June 30, 2003. The increase during the period is mainly the result of additional salaries, benefits and occupancy expenses connected with the acquisition of Community State Bank in January 2004, the opening of the Baybrook branch in December 2003 and the opening of the San Antonio banking operations.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense decreased $104.7 thousand or 77.4% to $30.5 thousand for the three months ended June 30, 2004 compared with $135.2 thousand for the three months ended June 30, 2003. Income tax expense decreased $247.7 thousand or 76.8% to $74.8 thousand for the six months ended June 30, 2004 compared with $322.5 thousand for the six months ended June 30, 2003. The decrease during both periods was partially due to a significant decrease in pre-tax income from $646.1 thousand in the three months ended June 2003 to $291.0 in the three months ended June 2004 and a decrease in pre-tax income from $1.5 million in the six months ended June 2003 to $681.2 thousand in the six months ended June 2004.

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

At June 30, 2004, loans and leases, net of unearned discount and fees, had increased $88.1 million or 30.7% to $375.5 million from $287.4 million at December 31, 2003. The increase was primarily due to the acquisition of Community State Bank and internal growth.

The following table shows the composition of the Company’s loan and lease portfolio as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004		As of December 31, 2003
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial, financial and industrial	$92,944	24.8%	$62.888	21.9%
Construction/land development	28,605	7.6%	20,688	7.2%
Real estate:
1-4 Family first lien	21,985	5.9%	16,491	5.7%
1-4 Family jr. lien	5,332	1.4%	6,269	2.2%
Multi family residential	2,863	0.8%	4,991	1.8%
Non farm non-residential	189,345	50.4%	139,849	48.6%
Consumer	27,051	7.2%	27,305	9.5%
Lease financing	9,420	2.5%	11,150	3.9%

Gross loans and leases	377,545	100.5%	289,631	100.8%
Less: unearned discount and fees	(2,045)	(0.5)%	(2,192)	(0.8)%

Net loans and leases	$375,500	100.0%	$287,439	100.0%

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

Non-performing Assets

The Company had $5.6 million and $3.2 million in non-performing assets for the periods ended June 30, 2004 and December 31, 2003, respectively. Management believes the risks in non-performing assets to be significant as there may be some portion of the principal which will become uncollectible.

The accrual of interest on loans or leases is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on non-accrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan or lease. As of June 30, 2004, 48 loans and leases in the aggregate amount of $3.0 million were on non-accrual status.

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

The Company may renegotiate the terms of a loan or lease because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were no restructured loans or leases at June 30, 2004 or December 31, 2003.

Other real estate consists of property owned by the Company as a result of foreclosure on collateral or similar actions. It is recorded at fair value at the time of acquisition, less estimated selling costs. As of June 30, 2004 the Company’s other real estate totaled $2.6 million and consisted of eleven commercial properties. Four of such properties, totaling $971.4 thousand, were acquired through the acquisition of Community State Bank

The following table presents information regarding non-performing assets as of the dates indicated:

	June 30, 2004	December 31, 2003
	(dollars in thousands)
Nonaccrual loans and leases	$2,971	$2,199
Restructured loans and leases	—	—
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	13	87

Total nonperforming loans and leases	2,984	2,286
Other real estate	2,576	924

Total nonperforming assets	$5,560	$3,210

Ratios:
Nonperforming loans and leases to total loans and leases	0.8%	0.8%
Nonperforming assets to total loans and leases plus other real estate	1.5%	1.1%

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

The Company charged off a net of $573.0 thousand (0.32% of average net loans and leases) and $1.8 million (0.67% of average loans and leases) in loans and leases during the six-month period ended June 30, 2004 and the year ended December 31, 2003, respectively.

As of June 30, 2004, the Company’s allowance for possible credit losses was $3.8 million or 1.1% of the average net loans and leases compared with $2.9 million or 1.1% of the average net loans and leases as of December 31, 2003. Although additional losses may occur, based on the detailed analysis and evaluation performed, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at June 30, 2004.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	As of and for the six months ended June 30, 2004	As of and for the year ended December 31, 2003
	(dollars in thousands)
Loans and leases(1):
Average net loans and leases outstanding during period	$356,643	$267,764

Net loans and leases outstanding at end of period	$375,500	$287,439

Transactions in Allowance for Possible Credit Losses:

Balance at beginning of period	$2,930	$3,017
Balance acquired in the Community State Bank acquisition	603	—
Charge-offs for period:
Commercial and industrial	(419)	(854)
Real estate	(54)	(296)
Leases	(28)	(551)
Consumer and other	(140)	(205)
Recoveries of loans and leases previously charged off:
Commercial and industrial	8	63
Real estate	6	22
Leases	27	18
Consumer and other	27	16

Net charge offs	(573)	(1,787)
Provision for possible credit losses	875	1,700

Allowance for possible credit losses at end of period	$3,835	$2,930

Ratios:
Net loan and lease charge-offs (annualized) to average net loans and leases	0.32%	0.67%
Net loan and lease charge-offs (annualized) to end of period net loans and leases	0.31%	0.62%
Allowance to average net loans and leases	1.08%	1.09%
Allowance to end of period net loans and leases	1.02%	1.02%
Net loan and lease charge-offs to allowance	14.94%	60.99%

(1)	All loan and lease amounts are net of unearned discount.

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of June 30, 2004		As of December 31, 2003
	Amount	Percent of Loans to Net Loans and Leases	Amount	Percent of Loans to Net Loans and Leases
	(dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$624	24.8%	$448	21.9%
Real estate	715	65.9%	657	65.5%
Consumer (net)	46	7.2%	14	9.4%
Lease financing (net)	252	2.1%	281	3.2%
Unallocated	2,198	—	1,530	—

Total allowance for possible credit losses	$3,835		$2,930

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

The following table presents an analysis of deposits by type at the indicated dates:

	June 30, 2004	December 31, 2003
	Amount	Amount
	(dollars in thousands)
Noninterest-bearing deposits	$130,666	$94,707
Interest-bearing deposits	153,852	142,628
CDs in amounts of less than 100M	71,842	56,892
CDs in amounts of $100M or more	89,177	73,069

Total deposits	$445,537	$367,296

The Company’s total deposits increased from $367.3 million as of December 31, 2003 to $445.5 million as of June 30, 2004, which represented an increase of $78.2 million or 21.3%. Non-interest-bearing deposits constituted 29.3% of total deposits at June 30, 2004 compared to 25.8% at December 31, 2003. This increase is primarily due to the acquisition of Community State Bank in January 2004 as well as internal growth.

The amount of deposits in certificates of deposit (“CDs”) including IRAs and public funds in amounts of $100.0 thousand or more was 20.0% of deposits as of June 30, 2004 compared to 19.9% as of December 31, 2003.

Interest expense on CDs in amounts of $100.0 thousand or more was $1.1 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively. This decrease in interest expense is primarily the result of low interest rates in 2004. Interest expense on CDs in amounts of $100.0 thousand or more was $2.5 million for the year ended December 31, 2003. The higher cost of such funds relative to other deposits can have a negative impact on the Company’s net interest margin.

The following table sets forth the amount of the Company’s certificates of deposit that are $100.0 thousand or greater by the time remaining until maturity as of June 30, 2004:

As of June 30, 2004
(dollars in thousands)
Remaining maturity
Three months or less	$12,321
Over three months through six months	16,401
Over six months through one year	27,430
Over one year	33,025

Total	$89,177

Borrowings

During the second quarter of 2004, borrowings consisted of Federal Home Loan Bank advances. At June 30, 2004, FHLB borrowings were $51.6 million compared to $43.8 million at December 31, 2003. At June 30, 2004 and June 30, 2003, the Company had no federal funds purchased. The FHLB borrowings were primarily used to purchase additional mortgage-backed and collateralized mortgage obligations (CMOs) which increased the spread over the interest cost of those funds. As of June 30, 2004, the Company had $18.0 million of junior subordinated debentures outstanding issued to its subsidiary trusts.

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

At June 30, 2004 and December 31, 2003, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $701.0 thousand and $764.1 thousand, respectively, and unfunded loan commitments of $78.0 million and $43.9 million, respectively.

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

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $105.0 million at June 30, 2004, a decrease of $11.1 million or 9.6% from $116.1 million at December 31, 2003. The average life of the securities portfolio at June 30, 2004 was 4.6 years compared to 4.1 years at December 31, 2003.

Capital Resources

Total stockholders’ equity was $37.2 million at June 30, 2004 compared with $38.5 million at December 31, 2003, a decrease of $1.3 million or 3.4%. The decrease was primarily due to the change in the value of the securities portfolio.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Banks are subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency (“OCC”). Both the Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and national bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Banks are subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the banks would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Banks are classified “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of June 30, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions	Actual Ratio at June 30, 2004
The Company
Leverage ratio	4.00	%(1)	N/A	7.29%
Tier 1 risk-based capital ratio	4.00		N/A	9.08
Total risk-based capital ratio	8.00		N/A	11.13

First Community Bank, N.A.
Leverage ratio	4.00	%(2)	5.00%	7.22%
Tier 1 risk-based capital ratio	4.00		6.00	9.33
Total risk-based capital ratio	8.00		10.00	10.23

First Community Bank San Antonio, N. A.
Leverage ratio	4.00	%(2)	5.00%	36.34%
Tier 1 risk-based capital ratio	4.00		6.00	42.31
Total risk-based capital ratio	8.00		10.00	43.57

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Banks to maintain a leverage ratio above the required minimum.

New Accounting Standards

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. First Community Capital Trust I and II were formed in 2001 for the purpose of issuing $10 million of trust preferred securities and First Community Capital Trust III was formed in December 2003 for the purpose of issuing $8 million of trust preferred securities. Trust I, II and III are currently subject to the requirements of FIN 46. In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of June 30, 2004, the Company had no investments in variable interest entities requiring consolidation FIN 46R will requires that the Trusts that issued the Company’s outstanding company-obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R effective January 1, 2004. As a result, the trust preferred securities are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. Not applicable

b. Not applicable

c. Not applicable

d. Not applicable

e. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 27, 2004. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below:

1.	The current board of directors of the Company consisting of Messrs. George A. Clark, Jr., Linn C. Eignus, Robert A. Ferstl, Louis F. Goza, Nigel J. Harrison, Thomas R. Johnson, Kenneth A. Love, George I. Pinder, Richard L. Wagoner and Charles L. Whynot were elected to serve as directors of the Company until the Company’s 2005 annual meeting of shareholders and until their successors are duly elected and qualified. A total 2,138,439 shares were voted in favor of the election of each director, 1,000 shares were voted against any director and no shares abstained from voting.

2.	The shareholders approved a proposal to amend the Company’s 1996 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 570,000 shares to 720,000 shares. A total of 2,077,875 shares were voted in favor of the proposal, 24,196 shares were voted against the proposal and 20,163 shares abstained from voting on the proposal.

3.	The shareholders ratified the appointment of Harper & Pearson Company, P.C. as the independent auditors of the books and accounts of the Company for the year ending December 31, 2004. A total of 2,130,663 shares were voted in favor of the proposal, no shares were voted against the proposal and 1,000 shares abstained from voting on the proposal.

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

b. Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY CAPITAL CORPORATION
(Registrant)

Date: August 16, 2004	/S/ NIGEL J. HARRISON
Nigel J. Harrison
President and Chief Executive Officer

Date: August 16, 2004	/S/ JAMES M. MCELRAY
James M. McElray
Executive Vice President and Chief Financial Officer