Form 10-Q
period 2004-09-30
FIRST COMMUNITY CAPITAL CORP
filed 2004-11-15
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 12, 2004, there were 3,116,119 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	September 30 2004	December 31, 2003
ASSETS
Cash and non-interesting bearing due from banks	$27,134,136	$24,304,702

Total cash and cash equivalents	27,134,136	24,304,702

Securities available for sale	97,415,569	116,096,938
Interest-bearing deposits in financial institutions	185,835	8,265,835
Other investments	3,017,779	290,000

Loans and leases, net of unearned fees	407,985,813	287,439,012
Less allowance for possible credit losses	(3,939,808)	(2,929,852)

Loans and leases, net	404,046,005	284,509,160

Bank premises and equipment, net	12,492,105	11,074,480
Accrued interest receivable	2,085,802	1,753,559
Federal Home Loan Bank stock	3,446,600	2,590,400
Federal Reserve Bank stock	1,105,900	619,300
Texas Independent Bank stock	50,000	40,000
Bank owned life insurance	9,438,355	8,698,334
Other real estate owned	2,824,795	924,208
Goodwill	12,133,687	6,578,425
Core deposit intangible	2,238,183	1,719,959
Other assets	2,701,433	1,773,137

	$580,316,184	$469,238,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$130,852,310	$94,707,239
Interest-bearing	336,736,979	272,588,789

Total Deposits	467,589,289	367,296,028

Federal Home Loan Bank borrowings	47,664,570	43,764,570
Federal funds purchased	5,000,000	—
Accrued interest payable and other liabilities	2,568,160	1,725,002
Junior subordinated debentures	18,000,000	18,000,000

Total Liabilities	540,822,019	430,785,600

Stockholders’ Equity
Preferred stock, Series A	3,850	3,850
Preferred stock, Series B	3,757	3,757
Common stock	29,231	28,900
Treasury stock, at par	(128)	(128)
Capital surplus	34,951,911	34,576,191
Retained earnings	5,209,331	4,426,212
Accumulated other comprehensive loss	(703,787)	(585,945)

Total Stockholders’ Equity	39,494,165	38,452,837

	$580,316,184	$469,238,437

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
INTEREST INCOME
Interest and fees on loans and leases	$6,522,935	$4,725,334
Securities available for sale	1,006,500	884,063
Other investments	59,444	17,209
Federal funds sold	20,214	16,344

Total Interest Income	7,609,093	5,642,950

INTEREST EXPENSE
Deposits	1,446,004	1,196,152
Subordinated debentures	284,110	187,375
Other borrowed funds	287,465	216,590

Total Interest Expense	2,017,579	1,600,117

NET INTEREST INCOME	5,591,514	4,042,833

PROVISION FOR POSSIBLE CREDIT LOSSES	(450,000)	(425,000)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	5,141,514	3,617,833

NON-INTEREST INCOME
Service charges	1,094,404	940,467
Loss on sales of securities	(2,714)	—
Other	292,194	134,948

Total Non-Interest Income	1,383,884	1,075,415

NON-INTEREST EXPENSE
Salaries and employee benefits	2,899,686	2,034,886
Net occupancy and equipment expense	1,058,612	738,653
Professional and outside service fees	900,416	472,448
Office expenses	385,255	291,038
Other	909,528	730,607

Total Non-Interest Expense	6,153,497	4,267,632

EARNINGS BEFORE INCOME TAXES	371,901	425,616

INCOME TAXES	20,095	(1,295)

NET EARNINGS	$351,806	$426,911

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$264,219	$339,324

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.12

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.11

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
INTEREST INCOME
Interest and fees on loans and leases	$17,885,458	$14,202,071
Securities available for sale	3,140,945	2,851,996
Other investments	161,976	118,212
Federal funds sold	48,867	47,079

Total Interest Income	21,237,246	17,219,358

INTEREST EXPENSE
Deposits	4,086,325	3,754,721
Subordinated debentures	822,249	187,375
Other borrowed funds	726,071	691,854

Total Interest Expense	5,634,645	4,633,950

NET INTEREST INCOME	15,602,601	12,585,408

PROVISION FOR POSSIBLE CREDIT LOSSES	(1,325,001)	(1,350,000)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	14,277,600	11,235,408

NON-INTEREST INCOME
Service charges	3,182,999	2,705,868
Gain on sales of securities	63,686	246,814
Other	604,293	610,948

Total Non-Interest Income	3,850,978	3,563,630

NON-INTEREST EXPENSE
Salaries and employee benefits	7,952,215	5,759,418
Net occupancy and equipment expense	3,053,523	1,969,403
Professional and outside service fees	2,170,181	1,484,464
Office expenses	1,155,669	796,844
Minority interest expense, trust preferred securities	—	383,437
Other	2,743,850	2,495,133

Total Non-Interest Expense	17,075,438	12,888,699

EARNINGS BEFORE INCOME TAXES	1,053,140	1,910,339

INCOME TAXES	94,846	321,196

NET EARNINGS	$958,294	$1,589,143

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$695,532	$1,326,381

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.46

DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.43

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ending September 30,
	2004	2003
NET EARNINGS	$351,806	$426,911

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on available for sale securities	1,784,317	(1,031,102)

COMPREHENSIVE INCOME (LOSS)	$2,136,123	$(604,191)

	Nine Months Ending September 30,
	2004	2003
NET EARNINGS	$958,294	$1,589,143

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on available for sale securities	(117,842)	(1,210,101)

COMPREHENSIVE INCOME	$840,452	$379,042

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	September 30, 2004 (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2003	$3,850	$3,757	$28,900	$(128)	$34,576,191	$4,426,212	$(585,945)	$38,452,837

Issuance of Common Stock (33,170 shares)	—	—	331	—	375,720	—	—	376,051

Net Earnings	—	—	—	—	—	958,294	—	958,294

Unrealized Loss on Securities	—	—	—	—	—	—	(117,842)	(117,842)

Total Comprehensive Loss	—	—	—	—	—	—	—	840,452

Dividends Paid	—	—	—	—	—	(175,175)	—	(175,175)

Balance - September 30, 2004	$3,850	$3,757	$29,231	$(128)	$34,951,911	$5,209,331	$(703,787)	$39,494,165

	September 30, 2003 (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2002	$3,850	$—	$28,600	$(128)	$28,757,665	$3,000,384	$541,219	$32,331,590

Issuance of Common Stock (30,000 shares)	—	—	300	—	240,700	—	—	241,000

Net Earnings	—	—	—	—	—	1,589,143	—	1,589,143

Unrealized Loss on Securities	—	—	—	—	—	—	(1,210,101)	(1,210,101)

Total Comprehensive Income	—	—	—	—	—	—	—	379,042

Dividends Paid	—	—	—	—	—	(175,175)	—	(175,175)

Balance - September 30, 2003	$3,850	$—	$28,900	$(128)	$28,998,365	$4,414,352	$(668,882)	$32,776,457

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$958,294	$1,589,143

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	1,325,001	1,350,000
Provision for depreciation	1,012,166	739,301
Amortization of core deposits	379,471	292,068
Amortization and accretion of premiums and discounts on investment securities, net	633,084	1,071,480
Gain on sale of investment securities, net	(63,686)	(246,814)
Change in operating assets and liabilities:
Accrued interest receivable	(112,172)	223,078
Other real estate owned	(902,450)	(1,256,902)
Other assets	(623,648)	(57,726)
Accrued interest payable and other liabilities	747,076	(426,465)

Total adjustments	2,394,842	1,688,020

Net cash provided by operating activities	3,353,136	3,277,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of investment securities	38,777,386	83,094,352
Purchases of investment securities	(19,398,834)	(103,138,540)
Decrease in deposits in financial institutions	8,080,000	—
Purchase of other investments	(2,710,000)	—
Net increase in loans	(86,193,703)	(14,567,160)
Purchases of bank premises and equipment	(1,735,561)	(1,976,780)
Purchase of Federal Home Loan Bank stock	(576,600)	(464,100)
Purchased of Federal Reserve Bank stock	(486,600)	6,000
Community State Bank acquisition	(9,812,338)	—
Cash from acquisition of Community State Bank	12,583,756	—
Change in cash surrender value of life insurance	(740,021)	(753,924)

Net cash used by investing activities	(62,212,515)	(37,800,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Federal funds purchased (repayment)	5,000,000	(4,000,000)
Federal Home Loan Bank borrowings	3,900,000	6,970,000
Proceeds from sale of common stock	376,051	241,000
Net increase (decrease) in noninterest-bearing deposits	20,891,936	(890,307)
Net increase in interest-bearing deposits	31,696,001	20,224,403
Proceeds from stock sale liability	—	4,099,230
Dividends paid	(175,175)	(175,175)

Net cash provided by financing activities	61,688,813	26,469,151

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,829,434	(8,053,838)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,304,702	32,706,858

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,134,136	$24,653,020

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of First Community Capital Corporation for the year ended December 31, 2003.

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

STOCK OPTIONS

Statement of Financial Accounting Standards No. 148 (“Statement 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. Statement 148 amends FASB No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. First Community Capital Corporation has adopted only the disclosure provisions included in Statement 148, which are included in the notes to the consolidated financial statements for the three and nine months ending September 30, 2004 and 2003.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

		Three Months Ended Sept 30,		Nine Months Ended Sept 30,
		2004	2003	2004	2003
Net Earnings, as reported		$351,806	$426,911	$958,294	$1,589,143
Deduct:	Total stock-based employee compensation determined under fair value based method for all awards, net of all tax effects	(60,262)	(36,803)	(180,786)	(110,409)

	Undeclared Dividends on Preferred Stock, Series A	(87,587)	(87,587)	(262,762)	(262,762)

Pro Forma Net Earnings Available to Common Stockholders		$203,957	$302,521	$514,746	$1,215,972

Earnings Per Share:
	Basic-as reported less undeclared dividends on preferred stock	$0.09	$0.12	$0.24	$0.46
	Basic-pro forma	$0.07	$0.11	$0.18	$0.43
	Diluted-as reported less undeclared dividends on preferred stock	$0.08	$0.11	$0.21	$0.43
	Diluted-pro forma	$0.06	$0.10	$0.15	$0.39

Weighted Average Shares Used to Compute EPS:
	Basic	2,900,617	2,866,469	2,889,224	2,856,586
	Diluted	3,389,470	3,128,969	3,378,077	3,119,086

PREFERRED STOCK

During 2002, the Company authorized 2,000,000 shares of its $0.01 par value preferred stock. The Company then established a series of preferred stock known as the 7% Series A Mandatory Convertible Preferred Stock, which is non-voting, mandatorily convertible, non-cumulative preferred stock and at September 30, 2004 384,999 shares were issued and outstanding. Dividends equal to 7% of the liquidation price ($13.00 per share) are to be paid semi-annually if, as and when declared.

During 2003, the Company established the Series B Mandatorily Convertible Preferred Stock, $.01 par value, which is non-voting and does not pay a dividend. At September 30, 2004 375,654 shares were issued and outstanding. The proceeds of the Offering are being used for general corporate purposes, including the expansion of the Company’s operations in San Antonio, Texas. These shares are automatically convertible on the second anniversary date of the opening of the Company’s San Antonio office (September 15, 2005) into one share of common stock. However, if the San Antonio office meets certain incentive goals as outlined in the Offering Memorandum prior to the second anniversary of the office opening date, each share will be converted into 1.06 shares of common stock at such anniversary date. Prior to conversion into common stock, these shares will have a liquidation preference of $5,634,810 prior to any liquidating distribution to holders of common stock.

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE B	EARNINGS PER COMMON SHARE
Earnings per common share (“EPS”) were computed as follows:

	Three Months Ended September 30
	2004		2003
	Amount	Per Share	Amount	Per Share
Net Earnings	$351,806		$426,911
Less undeclared dividends on preferred stock, Series A	(87,587)		(87,587)

Net earnings available to common shareholders	$264,219		$339,324

Basic
Weighted Average Shares outstanding	2,900,617	$0.09	2,866,469	$0.12

Diluted
Add incremental shares for:
Conversion of dilutive stock options	113,199		262,500
Conversion of preferred stock, series B	375,654		—

	$3,389,470	$0.08	$3,128,969	$0.11

	Nine Months Ended September 30
	2004		2003
	Amount	Per Share	Amount	Per Share
Net Earnings	$958,294		$1,589,143
Less undeclared dividends on preferred stock, Series A	(262,762)		(262,762)

Net earnings available to common shareholders	$695,532		$1,326,381

Basic
Weighted Average Shares outstanding	2,889,224	$0.24	2,856,586	$0.46

Diluted
Add incremental shares for:
Conversion of dilutive stock options	113,199		262,500
Conversion of preferred stock, series B	375,654		—

	3,378,077	$0.21	3,119,086	$0.43

FIRST COMMUNITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

NOTE C	STATEMENTS OF CASH FLOWS

Interest payments of $6,921,264 and $4,719,329 were made during the nine-month periods ended September 30, 2004 and 2003, respectively. The Company made federal income tax payments of $250,000 and $575,000 during the nine-month periods ended September 30, 2004 and 2003, respectively.

NOTE D	ACQUISITIONS AND CONTINGENCY

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

The results of operations of Grimes County are effectively reflected in the September 30, 2004 consolidated statement of earnings for the entire periods presented due to the early January 2004 date of acquisition and therefore no supplemental pro forma information is presented for the period ending September 30, 2004. Supplemental pro forma information for the periods ending September 30, 2003 is not presented as the impact on consolidated earnings for that period is not deemed material by management.

As a result of the acquisition, the Company has assumed a potential $2.7 million tax liability which was unresolved and unrecorded at September 30, 2004. At September 30, 2004, it was believed by management that should the tax liability become payable by the Company, the amount due would be reimbursed by a third party. Subsequent to September 30, 2004, it was determined that the Grimes County acquisition would be treated as a cash forward merger resulting in a $7.4 million future tax deduction and an estimated $2.7 million future tax benefit to be recognized by the Company over a 15 year period. Since a future tax benefit will be realized by the Company, the amount of reimbursement from the third party will be reduced by the net present value of the future tax deduction (resulting in a deferred tax asset of $1.7 million). Therefore the income tax payable and offsetting deferred tax asset and receivable is expected to be recorded in the fourth quarter of 2004.

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

NOTE E	SALE OF COMPANY

First Community Capital Corporation (Company), Wells and Fargo & Company (Wells Fargo) entered into an agreement and Plan of Reorganization dated as of September 1, 2004 to merge a wholly owned subsidiary of Wells Fargo with and into the Company. The Merger Agreement provides, among other things, for the conversion of the shares of common stock of the Company and the Company’s Series A Preferred Stock and Series B Preferred Stock, outstanding immediately prior to the time the Merger becomes effective, into Wells Fargo common stock, par value $1-2/3 per share. It is expected that the proposed acquisition will exclude First Community Bank San Antonio, N.A. with $23.6 million in assets and two locations. A management led investor group has proposed to acquire the San Antonio operations for cash prior to closing of the Wells Fargo transaction.

Expenditures related to the merger are anticipated to be $1.6 million of which $1.2 million is related to investment banking fees that are payable only upon successful closing of the merger. The remaining $400.0 thousand anticipated merger related expenditures will be paid by the Company.

Stock options in the amount of 84,250 that are granted, unexercised and not fully vested by Company employees will immediately vest on the closing date of the merger. Management believes that the number of employees that would have terminated prior to the old vesting date is insignificant and therefore no compensation expense is expected to be recorded as of the merger date as a result of the accelerated vesting.

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

Recent Developments

On April 30, 2004 the Company completed its plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company headquartered in San Antonio, Texas. As part of this process, the Bank purchased substantially all the assets and assumed the liabilities of Community State Bank and transferred the Bank’s deposits and assets associated with the San Antonio branch office located at 14100 San Pedro, Suite 100, San Antonio, Texas, to Community State Bank which then converted to a national bank known as First Community Bank San Antonio, N.A. First Community Bank San Antonio, N.A. shares several officers and directors with the Bank but also has directors, executive officers and staff from the San Antonio area who are familiar with the local market and have previously managed other banks in the area.

The Company and Wells Fargo & Company, a Delaware corporation (“Wells Fargo”), entered into an Agreement and Plan of Reorganization dated as of September 1, 2004 (the “Merger Agreement”) whereby a wholly owned subsidiary of Wells Fargo will merge with and into the Company (the “Merger”). The Merger Agreement provides, among other things, for the conversion of the shares of common stock and Series A Preferred Stock and Series B Preferred Stock, of the Company outstanding immediately prior to the time the Merger becomes effective in accordance with the provisions of the Merger Agreement into the right to receive shares of common stock of Wells Fargo valued at an aggregate of $123,655,000. It is expected that the proposed acquisition will exclude First Community Bank San Antonio, N.A. with $23.6 million in assets and two locations. A management led investor group has proposed to acquire the San Antonio operation for cash prior to the closing of the Wells Fargo transaction. The merger, which will require the approval of the Federal Reserve Board and the Company’s Shareholders, is expected to be completed in the first quarter of 2005.

Overview

For the three months ended September 30, 2004 net earnings were $351.8 thousand, a $75.1 thousand or 17.6% decrease compared with net earnings of $426.9 thousand for the three months ended September 30, 2003. For the nine months ended September 30, 2004 net earnings were $958.3 thousand, a $630.8 thousand or 39.7% decrease compared with net earnings of $1.6 million for the nine months ended September 30, 2003. The acquisition of Community State Bank, and conversion related costs, amortization of the core deposit intangible asset, the Baybrook branch opening, the opening of our newest San Antonio branch and the associated additional overhead expense were major contributors to the reduced earnings.

Total assets were $580.3 million at September 30, 2004 compared with $469.2 million at December 31, 2003, an increase of $111.1 million or 23.7%. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, increased to $404.0 million at September 30, 2004 from $284.5 million at December 31, 2003, an increase of $119.5 million or 42.0%. Total deposits were $467.6 million at September 30, 2004 compared with $367.3 million at December 31, 2003, an increase of $100.3 million or 27.3%. The increases are primarily the result of the acquisition of Community State Bank on January 6, 2004. Stockholders’ equity increased approximately $1.0 million during the nine month period ended September 30, 2004 compared with year-end 2003, primarily the result of current year earnings which was partially offset by the change in the value of the investment securities portfolio.

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

Stock–based Compensation – The Company accounts for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Pro forma disclosures of net income and earnings per share assuming the fair value-based accounting method are set forth in Note A to the Company’s interim unaudited Consolidated Financial Statements included herein for the period ended September 30, 2004.

The Financial Accounting Standards Board (the “FASB”) is currently working on a project to address issues related to equity-based compensation. The objective of the project is to achieve convergence with international standards- setting bodies on one single, global accounting standard for equity-based compensation. In the project, the FASB wishes to resolve whether compensation paid in the form of equity instruments should be recognized in the financial statements and how this compensation should be measured.

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

Intangible Assets

The changes in the carrying amount of core deposit intangibles and goodwill for the years ended December 31, 2002 and 2003 and the nine months ended September 30, 2004 are as follows:

	Core Deposit Intangibles	Goodwill	Total
	(dollars in thousands)
Balance, May 10, 2002	$2,369	$6,578	$8,947
Amortization	(260)	—	(260)

Balance, December 31, 2002	2,109	6,578	8,687
Amortization	(389)	—	(389)

Balance, December 31, 2003	$1,720	$6,578	$8,298
Intangibles resulting from acquisition (1)	898	5,556	6,454
Amortization	(380)	—	(380)

Balance, September 30, 2004	$2,238	$12,134	$14,372

(1)	Core deposit intangibles and goodwill resulting from the acquisition of Community State Bank.

Results of Operations

Earnings

For the three months ended September 30, 2004, the Company earned $351.8 thousand, or $0.24 per weighted average common share ($0.08 per common share on a fully diluted basis), compared with $426.9 thousand for the three months ended September 30, 2003, or $0.12 per weighted average common share ($0.11 per common share on a fully diluted basis).

For the nine months ended September 30, 2004, the Company earned $958.3 thousand, or $0.24 per weighted average common share ($0.21 per common share on a fully diluted basis), compared with $1.6 million for the nine months ended September 30, 2003, or $0.46 per weighted average common share ($0.43 per common share on a fully diluted basis). The acquisition of Community State Bank and conversion related costs, the Baybrook branch opening, the opening of our newest San Antonio branch and the associated additional overhead and acquisition related costs were major contributors to the reduced earnings.

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

Net interest income increased $1.6 million or 40.0% to $5.6 million for the three months ended September 30, 2004 compared with $4.0 million for the three months ended September 30, 2003. Net interest income increased $3.0 million or 23.8% to $15.6 million for the nine months ended September 30, 2004 compared with $12.6 million for the nine months ended September 30, 2003. The increase is primarily attributable to the increase in earning assets related to the acquisition of Community State Bank, and lower interest rates paid on liabilities during this period, offset partially by an increase in interest expense as the result of interest on debentures being treated as interest expense rather than non-interest expense and additional debentures issued in the fourth quarter of 2003. In periods prior to July 1, 2003, interest paid on debentures was included as a component of non-interest expense. This change in presentation resulted in a $634.0 thousand increase in interest expense for the nine month period ended September 30, 2004.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

For the three months ended September 30, 2004, the net interest margin was 4.44% compared to 4.10% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the net interest margin was 4.13% compared to 4.37% for the nine months ended September 30, 2003. The primary reason for the drop in the net interest margin during this period was due to SFAS No. 150 which required that the Company change the method of reporting dividends paid on trust preferred securities issued by its subsidiary trusts by including them as interest expense. In prior periods, dividends paid on trust preferred securities were included as a component of non-interest expense. This change in presentation resulted in a $634.0 thousand increase in interest expense for the nine month period ended September 30, 2004 resulting in a lower net interest margin.

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

	For the three months ended September 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$389,269	$6,522	6.67%	$267,848	$4,725	7.00%
Taxable securities	89,607	886	3.93	101,223	744	2.92
Tax-exempt securities	12,447	121	3.87	13,747	140	4.04
Federal funds sold and other temporary investments	10,018	80	3.18	7,956	34	1.70

Total interest-earning assets	501,341	7,609	6.04%	390,774	5,643	5.73%

Less allowance for possible credit losses	(3,942)			(2,921)

Total interest-earning assets, net of allowance for possible credit losses	497,399			387,853
Non-interest-earning assets	69,346			55,774

Total assets	$566,745			$443,627

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$34,230	$120	1.39%	$35,053	$44	0.52%
Saving and money market accounts	122,524	156	0.51	102,852	223	0.86
Time deposits	166,168	1,170	2.80	127,660	929	2.89
Jr. subordinated debentures (1)	18,000	284	6.28	10,000	187	7.42
Federal funds purchased & other borrowings	56,384	287	2.02	37,502	217	2.30

Total interest-bearing liabilities	397,306	2,017	2.02%	313,067	1,600	2.03%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	130,759			92,078
Other liabilities	311			5,401

Total liabilities	528,376			410,546

Stockholders’ equity	38,369			33,081

Total liabilities and stockholders’ equity	$566,745			$443,627

Net interest income		$5,592			$4,043

Net interest spread			4.02%			3.70%
Net interest margin(2)			4.44%			4.10%

(1)	See discussion on adoption of SFAS 150 on page 28 of this document.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

	For the nine months ended September 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$376,110	$17,885	6.35%	$264,165	$14,202	7.19%
Taxable securities	98,813	2,763	3.74	98,001	2,434	3.32
Tax-exempt securities	12,321	378	4.10	13,320	418	4.20
Federal funds sold and other temporary investments	17,441	211	1.62	9,889	165	2.23

Total interest-earning assets	504,685	21,237	5.62%	385,375	17,219	5.97%

Less allowance for possible credit losses	(3,839)			(2,930)

Total interest-earning assets, net of allowance for possible credit losses	500,846			382,445
Non-interest-earning assets	52,220			52,127

Total assets	$553,066			$434,572

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,316	$215	0.77%	$34,016	$145	0.57%
Saving and money market accounts	124,843	654	0.70	98,415	742	1.01
Time deposits	163,645	3,217	2.63	124,950	2,868	3.07
Jr. subordinated debentures (1)	18,000	822	6.10	3,333	187	7.50
Federal funds purchased & other borrowings	49,425	726	1.96	36,613	692	2.52

Total interest-bearing liabilities	393,229	5,634	1.91%	297,327	4,634	2.08%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	118,294			93,184
Other liabilities	2,220			4,840

Total liabilities	513,743			395,351

Company obligated mandatory redeemable trust preferred securities of subsidiary trust (1)	—			6,667
Stockholders’ equity	39,323			32,554

Total liabilities and stockholders’ equity	$553,066			$434,572

Net interest income		$15,603			$12,585

Net interest spread			3.71%			3.89%
Net interest margin(2)			4.13%			4.37%

(1)	See discussion on adoption of SFAS 150 on page 28 of this document.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2004 Compared With 2003			Nine Months Ended September 30, 2004 Compared With 2003
	Increase (Decrease) due to			Increase (Decrease) due to
	Amount	Rate	Total	Amount	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans, including fees	$2,032	$(235)	$1,797	$5,327	$(1,644)	$3,683
Investment securities	(96)	219	123	(8)	297	289
Federal funds sold and other investments	17	29	46	91	(45)	46

Total increase (decrease) in interest income	1,953	13	1,966	5,410	(1,392)	4,018

Interest-bearing liabilities:
Deposits other than time	35	(26)	9	161	(179)	(18)
Time, $100,000 and over	124	(55)	69	234	(289)	(55)
Time under $100,000	151	21	172	424	(20)	404
Jr. subordinated debentures	126	(29)	97	670	(35)	635
Federal funds purchased and other borrowings	96	(26)	70	186	(152)	34

Total increase (decrease) in interest expense	532	(115)	417	1,675	(675)	1,000

Increase (decrease) in net interest income	$1,421	$128	$1,549	$3,735	$(717)	$3,018

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

For the three months ended September 30, 2004, the provision for possible credit losses increased by $25.0 thousand to $450.0 thousand compared with $425.0 thousand for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the provision for possible credit losses decreased by $25.0 thousand to $1.325 million compared with $1.350 million for the nine months ended September 30, 2003.

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

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

	Three Months Ended September 30,
	2004	2003	Increase (Decrease)	Percent Change
	(dollars in thousands)
Non-interest income:
Service charges	$1,094	$940	$154	16.4%
Loss on sale of investment securities	(2)	—	(2)	n/a
Other operating income	292	135	157	116.3%

Total non-interest income	$1,384	$1,075	$309	28.7%

Non-interest expense:
Salaries and employee benefits	$2,900	$2,035	$865	42.5%
Occupancy expense and equipment.	1,059	739	320	43.3%
Professional and outside service fees	900	472	428	90.7%
Office expenses	385	291	94	32.3%
Other	909	731	178	24.4%

Total non-interest expense	$6,153	$4,268	$1,885	44.2%

	Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	Percent Change
	(dollars in thousands)
Non-interest income:
Service charges	$3,183	$2,706	$477	17.6%
Gain on sale of investment securities	64	247	(183)	(74.1)%
Other operating income	604	611	(7)	(1.1)%

Total non-interest income	$3,851	$3,564	$287	8.1%

Non-interest expense:
Salaries and employee benefits	$7,952	$5,759	$2,193	38.1%
Occupancy expense and equipment.	3,054	1,969	1,085	55.1%
Professional and outside service fees	2,170	1,485	685	46.1%
Office expenses	1,155	797	358	44.9%
Jr. subordinated debentures	—	383	(383)	(100.0)%
Other	2,744	2,495	249	10.0%

Total non-interest expense	$17,075	$12,888	$4,187	32.5%

For the three months ended September 30, 2004, the Company earned $1.1 million in income from service charges, an increase of $153.9 thousand or 16.4% in income from service charges compared with income from service charges of $940.5 thousand for the three months ended September 30, 2003. Total non-interest income increased this period by $309.0 thousand or 28.7% compared with the same period in 2003. The increase was primarily due to the acquisition of Community State Bank and internal growth.

For the nine months ended September 30, 2004, the Company earned $3.2 million in income from service charges, an increase of $477.0 thousand or 17.6% in income from service charges compared with income from service charges of $2.7 million for the nine months ended September 30, 2003. Total non-interest income increased this period by $287.0 thousand or 8.1% compared with the same period in 2003. The increase was primarily due to the acquisition of Community State Bank and internal growth.

Non-interest expense for the three months ended September 30, 2004 increased $1.9 million or 44.2% to $6.2 million compared with non-interest expense of $4.3 million for the three months ended September 30, 2003. Non-interest expense for the nine months ended September 30, 2004 increased $4.2 million or 32.5% to $17.1 million compared with non-interest expense of $12.9 million for the nine months ended September 30, 2003. The increase during the periods is mainly the result of additional salaries, benefits and occupancy expenses related to the acquisition of Community State Bank in January 2004, the opening of the Baybrook branch in December 2003 and the opening of the San Antonio banking operations.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense increased $21.4 thousand to $20.1 thousand for the three months ended September 30, 2004 compared with $(1.2) thousand for the three months ended September 30, 2003. Income tax expense decreased $226.4 thousand or 70.5% to $94.8 thousand for the nine months ended September 30, 2004 compared with $321.2 thousand for the nine months ended September 30, 2003. The decrease during this period was partially due to a decrease in pre-tax income from $1.9 million for the nine months ended September 30, 2003 to $1.1 million for the nine months ended September 30,2004.

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

At September 30, 2004, loans and leases, net of unearned discount and fees, had increased $120.6 million or 42.0% to $408.0 million from $287.4 million at December 31, 2003. The increase was primarily due to the acquisition of Community State Bank and internal growth.

The following table shows the composition of the Company’s loan and lease portfolio as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004		As of December 31, 2003
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial, financial and industrial	$98,302	24.1%	$62,888	21.9%
Construction/land development	36,965	9.1%	20,688	7.2%
Real estate:
1-4 Family first lien	21,905	5.4%	16,491	5.7%
1-4 Family jr. lien	5,697	1.4%	6,269	2.2%
Multi family residential	2,580	0.6%	4,991	1.8%
Non farm non-residential	208,439	51.1%	139,849	48.6%
Consumer	27,075	6.6%	27,305	9.5%
Lease financing	8,150	2.0%	11,150	3.9%

Gross loans and leases	409,114	100.3%	289,631	100.8%
Less: unearned discount and fees	(1,127)	(0.3)%	(2,192)	(0.8)%

Net loans and leases	$407,986	100.0%	$287,439	100.0%

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

Non-performing Assets

The Company had $4.6 million and $3.2 million in non-performing assets for the periods ended September 30, 2004 and December 31, 2003, respectively. Management believes the risks in non-performing assets to be significant as there may be some portion of the principal which will become uncollectible.

The accrual of interest on loans or leases is discontinued when, in the opinion of management (based upon such criteria as default in payment, collateral deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on non-accrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan or lease. As of September 30, 2004, 34 loans and leases in the aggregate amount of $1.2 million were on non-accrual status.

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

The Company may renegotiate the terms of a loan or lease because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were two restructured loans or leases at September 30, 2004 totaling $603.0 thousand, which are also on non-accrual status. There were no restructured loans at December 31, 2003.

Other real estate consists of property owned by the Company as a result of foreclosure on collateral or similar actions. It is recorded at fair value at the time of acquisition, less estimated selling costs. As of September 30, 2004 the Company’s other real estate totaled $2.8 million and consisted of thirteen commercial properties. Three of such properties, totaling $818.8 thousand, were acquired through the acquisition of Community State Bank.

The following table presents information regarding non-performing assets as of the dates indicated:

	September 30, 2004	December 31, 2003
	(dollars in thousands)
Nonaccrual loans and leases	$1,181	$2,199
Restructured loans and leases	603	—
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	—	87

Total nonperforming loans and leases	1,784	2,286
Other real estate	2,825	924

Total nonperforming assets	$4,609	$3,210

Ratios:
Nonperforming loans and leases to total loans and leases	0.4%	0.8%
Nonperforming assets to total loans and leases plus other real estate	1.1%	1.1%

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

The Company charged off a net of $918.8 thousand (0.33% of average net loans and leases) and $1.8 million (0.67% of average loans and leases) in loans and leases during the nine-month period ended September 30, 2004 and the year ended December 31, 2003, respectively.

As of September 30, 2004, the Company’s allowance for possible credit losses was $3.9 million or 1.0% of the average net loans and leases compared with $2.9 million or 1.1% of the average net loans and leases as of December 31, 2003. Although additional losses may occur, based on the detailed analysis and evaluation performed, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at September 30, 2004.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	As of and for the nine months ended September 30, 2004	As of and for the year ended December 31, 2003
	(dollars in thousands)
Loans and leases(1):

Average net loans and leases outstanding during period	$376,110	$267,764

Net loans and leases outstanding at end of period	$407,986	$287,439

Transactions in Allowance for Possible Credit Losses:

Balance at beginning of period	$2,930	$3,017
Balance acquired in the Community State Bank acquisition	603	—
Charge-offs for period:
Commercial and industrial	(597)	(854)
Real estate	(53)	(296)
Leases	(211)	(551)
Consumer and other	(176)	(205)
Recoveries of loans and leases previously charged off:
Commercial and industrial	25	63
Real estate	10	22
Leases	40	18
Consumer and other	44	16

Net charge offs	(918)	(1,787)
Provision for possible credit losses	1,325	1,700

Allowance for possible credit losses at end of period	$3,940	$2,930

Ratios:
Net loan and lease charge-offs (annualized) to average net loans and leases	0.33%	0.67%
Net loan and lease charge-offs (annualized) to end of period net loans and leases	0.30%	0.62%
Allowance to average net loans and leases	1.05%	1.09%
Allowance to end of period net loans and leases	0.97%	1.02%
Net loan and lease charge-offs to allowance	23.30%	60.99%

(1)	All loan and lease amounts are net of unearned discount.

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of September 30, 2004		As of December 31, 2003
	Amount	Percent of Loans to Net Loans and Leases	Amount	Percent of Loans to Net Loans and Leases
	(dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$578	24.0%	$448	21.9%
Real estate	768	67.4%	657	65.5%
Consumer (net)	65	6.6%	14	9.4%
Lease financing (net)	205	2.0%	281	3.2%
Unallocated	2,324	—	1,530	—

Total allowance for possible credit losses	$3,940		$2,930

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

The following table presents an analysis of deposits by type at the indicated dates:

	September 30, 2004	December 31, 2003
	Amount	Amount
	(dollars in thousands)
Noninterest-bearing deposits	$130,852	$94,707
Interest-bearing deposits	164,120	142,628
CDs in amounts of less than 100M	76,899	56,892
CDs in amounts of $100M or more	95,718	73,069

Total deposits	$467,589	$367,296

The Company’s total deposits increased from $367.3 million as of December 31, 2003 to $467.6 million as of September 30, 2004, which represented an increase of $100.3 million or 27.3%. Non-interest-bearing deposits constituted 28.0% of total deposits at September 30, 2004 compared to 25.8% at December 31, 2003. This increase is primarily due to the acquisition of Community State Bank in January 2004 as well as internal growth.

The amount of deposits in certificates of deposit (“CDs”) including IRAs and public funds in amounts of $100.0 thousand or more was 20.5% of deposits as of September 30, 2004 compared to 19.9% as of December 31, 2003.

Interest expense on CDs in amounts of $100.0 thousand or more was $1.7 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease in interest expense is primarily the result of lower interest rates in 2004. Interest expense on CDs in amounts of $100.0 thousand or more was $2.5 million for the year ended December 31, 2003. The higher cost of such funds relative to other deposits can have a negative impact on the Company’s net interest margin.

The following table sets forth the amount of the Company’s certificates of deposit that are $100.0 thousand or greater by the time remaining until maturity as of September 30, 2004:

As of September 30, 2004
(dollars in thousands)
Remaining maturity
Three months or less	$19,601
Over three months through six months	24,702
Over six months through one year	14,303
Over one year	37,112

Total	$95,718

Borrowings

During the third quarter of 2004, borrowings consisted of Federal Home Loan Bank advances. At September 30, 2004, FHLB borrowings were $47.7 million compared to $43.8 million at December 31, 2003. At September 30, 2004 federal funds purchased were $5.0 million compared to no federal funds being purchased at September 2003. The FHLB borrowings were primarily used to purchase additional mortgage-backed and collateralized mortgage obligations (CMOs) which increased the spread over the interest cost of those funds. As of September 30, 2004, the Company had $18.0 million of junior subordinated debentures outstanding issued to its subsidiary trusts.

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

At September 30, 2004 and December 31, 2003, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $769.0 thousand and $764.1 thousand, respectively, and unfunded loan commitments of $97.5 million and $43.9 million, respectively.

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

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $97.4 million at September 30, 2004, a decrease of $18.7 million or 16.1% from $116.1 million at December 31, 2003. The average life of the securities portfolio at September 30, 2004 was 4.6 years compared to 4.1 years at December 31, 2003.

Capital Resources

Total stockholders’ equity was $39.5 million at September 30, 2004 compared with $38.5 million at December 31, 2003, an increase of $1.0 million or 2.6%. The increase was partially due to increased earnings and sale of common stock.

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

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of September 30, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions	Actual Ratio at Sept. 30, 2004
The Company
Leverage ratio	4.00	%(1)	N/A	7.15%
Tier 1 risk-based capital ratio	4.00		N/A	8.60
Total risk-based capital ratio	8.00		N/A	10.50

First Community Bank, N.A.
Leverage ratio	4.00	%(2)	5.00%	7.35%
Tier 1 risk-based capital ratio	4.00		6.00	9.13
Total risk-based capital ratio	8.00		10.00	10.01

First Community Bank San Antonio, N. A.
Leverage ratio	4.00	%(2)	5.00%	17.75%
Tier 1 risk-based capital ratio	4.00		6.00	17.05
Total risk-based capital ratio	8.00		10.00	17.74

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Banks to maintain a leverage ratio above the required minimum.

New Accounting Standards

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. First Community Capital Trust I and II were formed in 2001 for the purpose of issuing $10 million of trust preferred securities and First Community Capital Trust III was formed in December 2003 for the purpose of issuing $8 million of trust preferred securities. Trust I, II and III are currently subject to the requirements of FIN 46. In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of September 30, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R requires that the Trusts that issued the Company’s outstanding company-obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R effective January 1, 2004. As a result, the trust preferred securities are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

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

FIRST COMMUNITY CAPITAL CORPORATION
(Registrant)

Date: November 15, 2004	/s/ NIGEL J. HARRISON
Nigel J. Harrison
President and Chief Executive Officer

Date: November 15, 2004	/s/ JAMES M. MCELRAY
James M. McElray
Executive Vice President and Chief Financial Officer