Form 10-K
period 2004-12-31
FIRST COMMUNITY CAPITAL CORP
filed 2005-03-31
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-32609

FIRST COMMUNITY CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Texas	76-0676739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14200 Gulf Freeway

Houston, Texas 77034

(Address of principal executive offices including zip code)

(281) 996-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

As of March 15, 2005, the number of outstanding shares of Common Stock, par value $0.01 per share, was 3,183,619. The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the book value on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, of $10.23 per share, was approximately $22,808,501.

Item 1.    Business

General

First Community Capital Corporation (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in January 2001 to serve as a bank holding company for First Community Bank, N.A. (the “Bank”). In January 2004, the Company acquired Grimes County Capital Corporation and its wholly-owned subsidiary, Community State Bank located in Houston, Texas. On May 10, 2004 the Company completed its plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company headquartered in San Antonio, Texas, known as First Community Bank San Antonio, N.A. The Company owns the Bank and First Community Bank San Antonio, N.A. (the “San Antonio Bank”) (together with First Community Bank, N.A., the “Banks”), through its wholly owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. (the “Delaware Company”). The Company, through the Banks, provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through 17-full-service banking locations in or near Houston, Texas and 4-full-service banking locations in San Antonio, Texas. The Company’s headquarters are located in Houston, Texas. The Company has grown through a combination of internal growth, including the opening of two de novo branches and the acquisition of Grimes County Capital Corporation. At December 31, 2004, the Company had total assets of $599.3 million, total loans and leases of $423.4 million, total deposits of $478.6 million and total shareholders’ equity of $41.4 million. The Company’s headquarters are located at 14200 Gulf Freeway, Houston, Texas 77034, and its telephone number at that location is (281) 996-1000.

Bank Activities

The Company conducts substantially all of its activities through and derives substantially all of its income from its indirect wholly owned subsidiaries, the Banks. The First Community Bank, N.A. is a commercial bank, which was chartered as a national banking association and opened for business in August 1995. First Community Bank San Antonio, N.A. is a commercial bank that was chartered as a national banking association and opened for business in May 2004. The Company offers a diversified range of commercial banking services for business, industry; public and governmental organizations and individuals located principally in the Harris, Brazoria, Galveston and Bexar County, Texas areas.

Services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services, and the making of commercial, interim construction, consumer, real estate, industrial loans, SBA loans and lease financing. When the borrowing needs of a customer exceed applicable lending limits, the Company will participate with other banks in making the loan. Similarly, other services are provided for customers through correspondent and other relationships with other financial institutions. Non-deposit product services such as securities brokerage, insurance and retirement plans are provided through the First Community Bank’s subsidiary, First Community Advisors, Inc., known as First Community Financial Group, and arrangements with third party providers of such products.

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

Recent Developments

The Company and Wells Fargo & Company, a Delaware corporation (“Wells Fargo”), entered into an Agreement and Plan of Reorganization dated as of September 1, 2004 (the “Merger Agreement”) whereby a wholly owned subsidiary of Wells Fargo will merge with and into the Company (the “Merger”). The Merger Agreement provides, among other things, for the conversion of the shares of Common Stock and Series A Preferred Stock and Series B Preferred Stock of the Company outstanding immediately prior to the time the Merger becomes effective in accordance with the provisions of the Merger Agreement into the right to receive shares of common stock of Wells Fargo valued at an aggregate of $123,655,000. It is expected that the proposed acquisition will exclude First Community Bank San Antonio, N.A. with $26.4 million in assets and four locations. A management led investor group has proposed to acquire the San Antonio operation for cash prior to the closing of the Wells Fargo transaction. The merger, which will require the approval of the Federal Reserve Board and the Company’s shareholders, is expected to be completed in the second quarter of 2005.

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

Employees

The Company primarily conducts its operations through the Banks. The Company does not have any paid employees. As of December 31, 2004, the Banks employ 234 full-time equivalent employees, 14 of whom were executive officers. The Banks provides medical insurance and other benefits to its full-time employees. The employees are not represented by any collective bargaining group. Management believes that the Company’s relationship with employees is satisfactory.

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

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act is intended to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporation disclosures pursuant to securities laws. The Sarbanes-Oxley Act generally applies to all domestic and foreign companies that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Exchange Act such as the Company.

The Sarbanes-Oxley Act includes additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC.

The Sarbanes-Oxley Act addresses, among other matters:

•	audit committees for all reporting companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-bases compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to material noncompliance of the issuer or misconduct;

•	a prohibition on insider trading during pension plan black-out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition of personal loans to directors and officers, with certain exceptions;

•	expedite filing requirement for insider stock transaction forms;

•	disclosure of a code of ethics, if applicable, and filing a Form 8-K for a change or waiver of such code;

•	expedite filings of periodic reports for certain issuers;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	increased criminal penalties for violations of securities laws.

The Securities and Exchange Commission’s (SEC) regulations implementing Section 404 take effect for the Company in the fiscal year ending December 31, 2006.

First Community Bank, N.A. and First Community Bank San Antonio, N.A.

As national banks, the First Community Bank, N.A. and First Community Bank San Antonio, N.A., are principally supervised, examined and regulated by the Office of the Comptroller of the Currency (“OCC”). Because the Banks are also members of the Federal Reserve System and because their deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s are also subject to regulation pursuant to the Federal Reserve Act and the Federal Deposit Insurance Act. The aspects of their business which are regulated under federal law include security requirements, reserve requirements, investments, transactions with affiliates, amounts it may lend to a single customer, business activities in which it may engage and minimum capital requirements. The Banks are also subject to applicable provisions of state law insofar as they do not conflict with and are not preempted by federal law, including laws relating to usury, various consumer and commercial loans and the operation of branch offices.

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

As national banks, the Banks may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. These actions or restrictions could include divestiture of the financial in nature subsidiary or subsidiaries.

Restrictions on Transactions with Affiliates and Insiders.    Transactions between the Banks and their non-banking affiliates, including the Company and any of its future nonbanking subsidiaries, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by any of the Company’s securities or obligations or the securities or obligations of any of the Company’s nonbanking subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Banks and their affiliates be on terms substantially the same, or at least as favorable to the Banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets.    It is anticipated that dividends paid by the Banks to the Company will continue to be its principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Banks. In addition, the National Bank Act and various regulations promulgated by the OCC, as well as the Federal Deposit Insurance Act, also restrict dividend payments by the Banks to the Company.

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

Examinations.    The OCC regularly examines and evaluates national banks. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular exams, the Banks are required to furnish quarterly and annual reports to the OCC. The OCC may exercise cease and desist or other supervisory powers over a national bank if its actions represent unsafe or unsound practices or violations of law. Further, any proposed addition of any individual to the Board of Directors of the Banks or the employment of any individual as a senior executive officer of the Banks, or the change in responsibility of such an officer, will be subject to 90 days prior written notice to the OCC if the Bank is not in compliance with the applicable minimum capital requirements, is otherwise a troubled institution or the OCC determines that such prior notice is appropriate for the Banks. The OCC then has the opportunity to disapprove any such appointment.

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

Deposit Insurance Assessments.    The deposits held by the Banks are insured by the FDIC through the Bank Insurance Fund (“BIF”) to the extent provided by law and the Banks must pay assessments to the FDIC for such deposit insurance protection. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators.

Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments of higher rates than institutions that pose a lower risk. A decrease in the Banks’ capital ratios or the occurrence of events that have an adverse effect on the Banks’ asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the Banks, which would adversely affect the Banks’ earnings. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

Federal law aimed at recapitalizing the Savings Association Insurance Fund (“SAIF”) requires, among other things, that banks insured under the BIF pay a portion of the interest due on bonds that were issued to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With respect to the assessment of the bond obligations, the BIF rate is $0.0144 per $100 of deposits for the first quarter of 2005 and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report submissions.

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

Federal Deposit Insurance Act.    Section 36 of the Federal Deposit Insurance Act (FDI Act) and Part 363 of the FDIC’s regulations impose annual audit and reporting requirements on insured depository institutions with $500 million or more in total assets. The Company, with total assets in excess of $500 million at December 31, 2004, will be required to comply with the FDI Act for the year ending December 31, 2005. The annual report that the Company will file with the FDIC and other federal and state supervisors, as appropriate, will include a statement of management’s responsibilities for establishing and maintaining an adequate internal control structure and procedures for financial reporting. For purposes of Part 363, financial reporting encompasses both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes. In addition, the Company’s annual report must contain an assessment by management of the effectiveness of internal control over financial reporting as of year-end as well as a report by the Company’s independent auditor on management’s assertion concerning internal control.

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

Consumer Laws and Regulations.    In addition to the laws and regulations discussed herein, the Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the

Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Item 2.    Properties

The Company currently conducts business operations through its two subsidiary banks. First Community Bank, N.A. has its main office and 17 branch office locations in and around the greater Houston metropolitan area and First Community Bank San Antonio, N.A. has its main office and four branch office locations in San Antonio, Texas. A description of each of the properties, whether owned or leased, is presented below:

First Community Bank, N.A.	Description	Deposits December 31, 2004
		(Dollars in thousands)
Houston (Main) Office 14200 Gulf Freeway Houston, Texas 77034	Two-story building leased by the Bank; approximately 31,000 square feet on 3 acres of land; Bank currently utilizes 24,000 square feet with the balance leased to tenants; attached four-lane motor bank.	$82,775

Pasadena 910 Fairmont Parkway Pasadena, Texas 77504	One-story building owned by the Bank; approximately 5,925 square feet on 2.5 acres of land; attached seven-lane motor bank.	56,932

Pearland 1000 East Broadway Pearland, Texas 77581	One-story building owned by the Bank; approximately 4,500 square feet on 1.5 acres of land; attached five-lane motor bank.	45,329

Friendswood 830 South Friendswood Dr. Friendswood, Texas 77546	One-story building owned by the Bank; approximately 4,500 square feet on 0.26 acres of land; Bank currently utilizes 3,000 square feet with the balance leased to a tenant; attached four-lane motor bank.	35,565

West Pearland 6302 Broadway, Suite 100 Pearland, Texas 77584	Approximately 4,000 square foot lease in two-story office building; attached three-lane motor bank.	27,641

League City 710 East Main League City, Texas 77573	One-story office building owned by the bank; approximately 3,200 square feet on 0.5 acres of land; attached four-lane motor bank.	13,920

Alvin 102 W. Sealy Alvin, Texas 77511	Approximately 4,200 square foot lease in two-story office building; located in the old town site of Alvin; no motor bank facility.	11,551

Clear Lake City 1150 Clear Lake City Blvd. Houston, Texas 77062	Approximately 4,022 square foot lease in two-story building; attached three-lane motor bank.	34,575

Nasa Road 1 1400 Nasa Road 1 Nassau Bay, Texas 77058	Approximately 3,500 square foot lease in one-story retail center with detached two-lane motor bank.	20,005

Alvin Drive In 2625 South Loop 35 Alvin, Texas 77511	One-story free standing building owned by bank; approximately 1,024 square feet with attached three-lane motor bank.	592

Alvin 2900 S. Gordon Alvin, Texas 77511	One-story office building owned by the bank; approximately 7,450 square feet on 1.22 acres of land; attached five-lane motor bank.	53,292

Danbury 6015 5th Street Danbury, Texas 77534	One-story office building owned by the bank; approximately 5,700 square feet on 2.06 acres of land; attached three-lane motor bank.	11,442

First Community Bank, N.A.	Description	Deposits December 31, 2004
		(Dollars in thousands)

Silver Lake 9821 Broadway Pearland, Texas 77584	Approximately 3,300 square foot lease in one-story retail center with detached two-lane motor bank	3,342

Baybrook 1507 West Bay Area Blvd Webster, TX 77598	Approximately 2,200 square foot lease in one-story retail center with detached two-lane motor bank	710

Scarsdale 11102 Scarsdale Houston, TX 77089	One-story office building owned by the bank; approximately 6,000 square feet on 1.03 acres of land; attached four-lane motor bank.	20,371

West Houston 1035 Dairy Ashford Houston, TX 77079	Approximately 6,900 square foot lease in a multi-story building with detached seven-lane motor bank	32,778

Iola 203 Main Street Iola, TX 77861	One-story office building owned by the bank; approximately 4,325 square feet on 12,250 square feet of land; no drive-in	4,939

First Community Bank N.A. San Antonio
Pacific Plaza 14100 San Pedro Suite 100 San Antonio, TX 78232	Approximately 4,806 square foot lease in an eight story building with attached 2 lane motor bank	22,039

Ingram Park 3305 Wurzbach San Antonio, TX 78238	Approximately 1,816 square foot lease in one-story retail center with attached four-lane motor bank	841

Stone Oak (1) 18450 Blanco Ste 3 San Antonio, TX 78258	Approximately 3,000 square foot lease in a one-story building. It is scheduled to have a two lane detached motor bank.

Medical Center (2) 8431 Fredricksburg Rd. San Antonio, TX 78232	Approximately 3,971 square foot lease in a four-story building. It is scheduled to have a two lane attached motor bank.

(1)	Stone Oak branch opened January 20, 2005
(2)	Medical Center branch opened March 1, 2005

Item 3.    Legal Proceedings

The Company and the Banks from time to time are involved in routine litigation which has arisen in the normal course of business. Management believes that neither the Company nor the Banks are party to, nor any of their property the subject of, any material pending or threatened legal proceedings which, if determined adversely, would have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Market Information

The Company’s Common Stock is not listed on an exchange or quoted on the NASDAQ Stock Market or any automated services, and there is no established trading market for the Common Stock. Trades in shares of Common Stock are often privately negotiated between the buyer and the seller and management of the Company may not know the prices at which some or all of such transactions took place. During the three year period ended December 31, 2004, management is aware of trades in the Common Stock at prices ranging from $11.50 to $15.50 per share.

Holders

As of March 15, 2005, there were approximately 759 holders of record of the Company’s Common Stock. The number of beneficial owners is unknown to the Company at this time.

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefore. The Company has occasionally paid a cash dividend on the Common Stock. Although the Company paid a dividend of $0.10 per share in December 2004, the Company cannot predict if or when it will pay dividends on the Common Stock in the future. The payment of dividends on shares of Common Stock may be subject to the prior rights of holders of any outstanding shares of preferred stock of the Company. The holders of the Company’s Series A Preferred Stock are entitled to receive non-cumulative dividends out of funds legally available therefore, if, as and when properly declared by the Board of Directors, payable semi-annually, equal to 7% per annum of the liquidation price ($13.00 per share), although the Company is not required to declare and pay such dividends. In 2004, $350,350 in dividends were paid to holders of the Company’s Series A Preferred Stock. No dividends will be paid with respect to shares of Series B Preferred Stock.

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

In the future, the declaration and payment of dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2004, an aggregate of approximately $4.3 million was available for the payment of dividends by the Banks to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding. The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	86,500	$11.95	128,750
Equity compensation plans not approved by security holders	—	—	—

Total	86,500	$11.95	128,750

Item 6.     Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this annual report on Form 10-K, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2004 are derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants.

	Year Ended December 31,
	2004	2003	2002	2001	2000 (Bank only)
	(dollars in thousands except per share data)
Income Statement Data
Interest income	$29,103	$23,146	$21,622	$18,386	$15,831
Interest expense	7,853	6,210	6,447	7,546	7,193

Net interest income	21,250	16,936	15,175	10,840	8,638
Provision for loan loss	2,025	1,700	1,570	1,600	1,121

Net interest income after provision for loan losses	19,225	15,236	13,605	9,240	7,517
Non interest income	5,072	4,642	3,923	3,111	1,601
Non interest expenses	23,310	17,362	14,641	10,955	8,155

Income before income taxes	987	2,516	2,887	1,396	963
Provision for income taxes	(19)	452	653	170	321

Net income	$1,006	$2,064	$2,234	$1,226	$642

Per Share Data
Basic earning per common share(1)	$0.22	$0.60	$0.76	$0.53	$0.31
Diluted earnings per common share(1)	$0.20	$0.56	$0.73	$0.52	$0.29
Cash dividends per common share	$0.10	$0.10	$0.10	$—	$0.03
Book value per common share	$13.13	$13.37	$11.36	$8.42	$7.93
Average common shares outstanding (in thousands)	2,934	2,862	2,618	2,314	2,100
Average common share equivalents (in thousands)	3,329	3,035	2,729	2,353	2,211
Performance Ratios:
Return on average assets	0.18%	0.46%	0.62%	0.49%	0.34%
Return on average common shareholders' equity	2.60%	5.80%	8.20%	6.53%	4.18%
Dividend payout ratio	65.99%	30.92%	20.59%	—%	9.64%
Net interest margin	4.39%	4.33%	4.79%	4.94%	5.05%
Efficiency ratio(3)	87%	80%	78%	83%	80%
Balance Sheet Data(2):
Total assets	$599,287	$469,239	$421,361	$287,565	$216,249
Securities	93,798	116,097	97,923	63,030	35,113
Loans	423,352	287,439	260,755	193,273	154,369
Allowance for loan losses	3,930	2,930	3,017	2,020	1,214
Total deposits	478,639	367,296	338,267	216,408	199,570
Borrowings	58,740	43,764	38,795	40,997	—
Junior subordinated debentures	18,558	—	—	—	—
Company obligated mandatorily redeemable trust preferred securities	18,000	10,000	10,000
Total shareholders' equity	41,437	38,453	32,332	19,512	18,071
Capital Ratio:
Average equity to average assets	7.16%	7.95%	7.59%	7.46%	8.17%
Asset Quality Ratios(2):
Nonperforming assets(4) to loans and other real estate	1.30%	1.10%	1.45%	2.67%	1.32%
Net charge-offs to average loans	0.44%	0.67%	0.47%	0.46%	0.51%
Allowance for credit losses to total loans	0.93%	1.02%	1.15%	1.05%	0.78%
Allowance for loan losses to nonperforming loans(5)	118.30%	127.30%	92.86%	62.44%	59.66%

(1)	Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.
(2)	At period end, except net charge-offs to average loans.
(3)	Calculated by dividing total noninterest expenses, excluding amortization of intangibles, by net interest income plus noninterest income, excluding net securities gains (losses).
(4)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(5)	Nonperforming loans consist of nonaccrual loans, troubled debt restructuring and loans contractually past due 90 days or more.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The use of any of the words “believe,” “expect,” “anticipate,” “estimate,” “continue,” “intend,” “may,” “will,” “should,” or similar expressions identifies these forward-looking statements. The Company cautions you that a number of important factors or events could cause actual results to differ materially from those currently anticipated in any forward-looking statements. Those possible events or factors without limitation:

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.

The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise unless the securities laws require the Company to do so.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the consolidated balance sheets and statements of earnings of the Company. This section should be read in conjunction with the Company’s consolidated financial statements and notes thereto and other detailed information included elsewhere in this document.

The financial position and results of operations as of and for the years ended December 31, 2004, 2003 and 2002 represent the Company, the First Community Bank, N.A. and the First Community Bank San Antonio, N.A., on a consolidated basis and include the Company and the Delaware Company as bank holding companies for the Banks.

For the Years Ended December 31, 2004, 2003 and 2002

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 62.2% of total revenue during 2004.

Net income was $1.0 million, $2.1 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and diluted earnings per share were $0.20, $0.56 and $0.73, respectively, for these same periods. The Company posted returns on average assets of 0.18%, 0.46% and 0.62% and returns on average equity of 2.6%, 5.8% and 8.2% for the years ended December 31, 2004, 2003 and 2002, respectively. The acquisition of Community State Bank, and conversion related costs, amortization of the core deposit intangible asset, the Baybrook branch opening, the opening of our newest San Antonio branch and the associated additional overhead expense were major contributors to the reduced earnings.

Total assets at December 31, 2004, 2003 and 2002 were $599.3 million, $469.2 million, and $421.4 million, respectively. Total deposits were $478.6 million, $367.3 million, and $338.3 million at December 31, 2004, 2003 and 2002, respectively. Included in the deposit increase in 2004 was $47.7 million resulting from The Community State Bank acquisition. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, were $419.4 million, $284.5 million and $257.7 million at December 31, 2004, 2003, and 2002. Included in the increase in loans for 2004 was $34.8 million resulting from The Community State Bank acquisition. Shareholders’ equity was $41.4 million, $38.5 million, and $32.3 million at December 31, 2004, 2003 and 2002, respectively.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note A to the consolidated financial statements. The Company believes that of its significant accounting policies, the allowance for credit losses may involve a higher degree of judgment and complexity.

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

Stock–based Compensation—The Company accounts for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Pro forma disclosures of net income and earnings per share assuming the fair value-based accounting method are set forth in Note O to the Company’s Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS No. 123R”) requires that stock-based compensation be recognized as compensation expense in the income statement based on their fair values on the date of the grant. The provisions of this statement become effective for all equity awards granted after July 1, 2005.

The Company established deferred compensation plans (the “Plans”) whereby eligible executive officers and directors of the Banks and Company (the “Participants”) earn retirement benefits during their tenure as employees or directors of the Bank and Company, subject to certain provisions contained in the Plans. Benefits are provided over future periods of time subsequent to the Participants’ termination of employment from the Bank or at such time that the Participants are no longer directors of the Company as defined by the Plans. The Plan benefits are indexed to earnings generated by single premium Bank Owned Life Insurance (BOLI). This insurance provides cash values, earnings, and death benefits of varying amounts as defined in the insurance policies.

Goodwill and Other Intangible Assets

The Banks have recorded goodwill that is not subject to a amortization in accordance with SFAS No. 142 in the amount of $13,872,690 at December 31, 2004. The changes in the carrying amount of core deposit intangibles and goodwill and the associated accumulated amortization for the years ended December 31, 2002 and 2003 and 2004 is as follows:

	Core Deposit Intangibles	Goodwill	Total
Balance, May 10, 2002	$2,369$	6,578	$8,947
Amortization	(260)	—	(260)

Balance, December 31, 2002	2,109	6,578	8,687
Amortization	(389)	—	(389)
Balance, December 31, 2003	1,720	6,578	8,298
Intangibles Resulting from Acquisition (1)	898	7,295	8,193
Amortization	(514)	—	(514)

Balance, December 31, 2004	$2,104	$13,873	$15,977

Accumulated Amortization at December 31, 2004	$1,163	$—	$1,163

(1)	Intangibles resulting from acquisition of Community State Bank on January 6, 2004

Results of Operations

Earnings

For the year ended December 31, 2004, the Company earned $1.0 million or $0.20 per diluted share, compared with $2.1 million or $0.56 per diluted share, for the year ended December 31, 2003. The acquisition of Community State Bank and conversion related costs, the Baybrook branch opening, the opening of our newest San Antonio branch and the associated additional overhead and acquisition related costs were major contributors to the reduced earnings.

For the year ended December 31, 2003, the Company earned $2.1 million, or $0.56 per diluted share, compared with $2.2 million or $0.73 per diluted share for the year ended December 31, 2002. Continued focus on expanding the franchise with entry into San Antonio, early redemption of mortgage backed securities resulting in accelerated premium amortization and additional accruals combined to contribute to the reduced earnings in 2003 compared with 2002.

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

The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, in an attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. Approximately 30.5% of the Company’s deposits consists of non-interest bearing deposits and approximately 20.6% are in low cost savings deposits, as compared to higher cost certificates of deposit. These lower cost deposits have contributed to both a lower cost of funds and the Company’s ability to maintain a strong net interest margin in the low interest rate environment of the last two years.

2004 versus 2003.    Net interest income increased to $21.2 million in 2004 from $16.9 million in 2003, a $4.3 million or 25.4% increase. The increase is primarily attributable to the increase in earning assets related to the acquisition of Community State Bank, and lower interest rates paid on liabilities during this period, offset partially by an increase in interest expense as the result of interest on debentures being treated as interest expense rather than non-interest expense and additional debentures issued in the fourth quarter of 2003. In periods prior to July 1, 2003, interest paid on debentures was included as a component of non-interest expense. This change in presentation resulted in a $1.1 million increase in interest expense for the year ended December 31, 2004. The Banks were successful in maintaining a stable net interest margin of 4.4%, 4.3% and 4.8% and the net interest spread was 4.0%, 3.8% and 4.2% for 2004, 2003 and 2002, respectively.

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

	Years Ended December 31,
	2004			2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and Leases	$366,867	$24,740	6.74%	$267,764	$18,967	7.08%	$230,544	$18,067	7.84%
Taxable securities	93,171	3,577	3.84	96,751	3,404	3.52	55,769	2,469	4.43
Tax-exempt securities	12,456	493	3.96	13,339	553	4.15	14,631	714	4.88
Federal funds sold and other temporary investments	11,040	294	2.66	12,922	221	1.71	15,957	372	2.33

Total interest-earning assets	483,534	29,104	6.02%	390,776	23,145	5.92	316,901	21,622	6.82

Less: allowance for possible credit losses	(3,678)			(2,942)			(2,529)

Total interest-earning assets, net of allowance for possible credit losses	479,856			387,834			314,372
Non-interest-earning assets	68,449			57,466			43,887

Total assets	$548,305			$445,300			$358,259

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,002	$335	0.91%	$34,126	$199	0.58%	$23,036	$221	0.96%
Savings and money market accounts	117,514	868	0.74	94,807	979	1.03	83,252	1,440	1.73
Time deposits	160,257	4,517	2.82	125,319	3,735	2.98	108,311	4,098	3.78
Junior subordinated debentures	18,558	1,121	6.04	—	—	—	—	—	—
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust(2)	—	—	—	5,344	388	7.26	—	—	—
Federal funds purchased	2,711	40	1.48	705	7	1.00	1,640	20	1.22
Other borrowings	48,908	972	1.99	37,256	902	2.42	26,556	668	2.52

Total interest-bearing liabilities	384,950	7,853	2.04	297,557	6,210	2.09	242,795	6,447	2.66

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	123,980			94,448			76,940
Other liabilities	141			12,903			1,350

Total liabilities	509,071			404,908			321,085

Company obligated mandatory redeemable trust preferred securities of subsidiary trusts	—			5,000			10,000
Stockholders’ equity	39,234			35,392			27,174

Total liabilities and stockholders’ equity	$548,305			$445,300			$358,259

Net interest income		$21,251			$16,935			$15,175
Net interest spread			3.98%			3.83%			4.16%
Net interest margin(1)			4.39%			4.33%			4.79%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	See discussion on adoption of SFAS 150 on page 36 of this document.

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

	Year Ended December 31, 2004 Compared with 2003			Year Ended December 31, 2003 Compared with 2002
	Increase (Decrease) due to			Increase (Decrease) due to
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including fees	$6,684	$(911)	$5,773	$2,652	$(1,752)	$900
Investment securities	(160)	273	113	1,381	(607)	774
Federal funds sold and other investments	(32)	105	73	(71)	(80)	(151)

Total increase (decrease) in interest income	6,492	(533)	5,959	3,962	(2,439)	1,523

Interest-bearing liabilities:
Deposits other than time	192	(167)	25	250	(733)	(483)
Time, $100,000 and over	417	(284)	133	321	(535)	(214)
Time under $100,000	581	68	649	47	(196)	(149)
Junior subordinated debentures	1,121	—	1,121	—	—	—
Company obligated mandatorily redeemable trust preferred securities (1)	(388)	—	(388)	388	—	388
Federal funds purchased and other borrowings	262	(159)	103	246	(25)	221

Total increase (decrease) in interest expense	2,185	(542)	1,643	1,252	(1,489)	(237)

Increase (decrease) in net interest income	$4,307	$9	$4,316	$2,710	$(950)	$1,760

(1)	See discussion on adoption of SFAS 150 on page 36 of this document.

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company’s allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under “—Allowance for Possible Credit Losses.” The Company performs an analysis of its allowance for possible credit losses on a quarterly basis. The provision for possible credit losses for the year ended December 31, 2004 was $2.0 million compared with $1.7 million for the year ended December 31, 2003 and $1.6 million for the year ended December 31, 2002. The increase in the provision is consistent with the growth in the loan and lease portfolio. The provisions in 2004, 2003 and 2002 were made by the Company in response to the risk inherent in the loan and lease portfolio.

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

The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$4,192	$3,671	$2,773
Other non-interest income	766	722	434
Gain on sales of securities	114	249	716

Total non-interest income	$5,072	$4,642	$3,923

For the year ended December 31, 2004, the Company earned $4.2 million in income from service charges, an increase of $521 thousand or 14.2% compared with the year ended December 31, 2003. Total non-interest income increased in this period by 9.3% compared with the same period in 2003. The increase was primarily attributable to the increased number of deposit accounts from both Community State Bank acquisition and internal growth.

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

In 2004, the Company earned $113.5 thousand from gains on the sale of investment securities compared to $248.7 thousand in 2003, and $716.4 thousand in 2002. Due to low interest rates in 2002 many agency and municipal bonds were called. These bonds were replaced with Mortgage Backed Securities (MBS) to maintain/improve yields.

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

For the years ended December 31, 2004, 2003 and 2002, non-interest expense totaled $23.3 million, $17.4 million, and $14.6 million, respectively. The $5.9 million or 33.9% increase in 2004 was primarily the result of additional salaries, benefits, and occupancy expenses with the acquisition of Community State Bank in January 2004, the opening of the Baybrook branch in December 2003 and the opening of the San Antonio banking operations.

The increase in non-interest expense was partially offset by a decrease in minority interest expense from trust preferred securities due to the Company’s adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, on July 1, 2003, which required reclassification of minority interest expense for trust preferred securities from non-interest expense to interest expense. In 2004, 2003 and 2002 the Company paid $1.1 million, $771.5 thousand, and $807.0 thousand, respectively, in minority interest expense to its subsidiary trusts. In compliance with SFAS No. 150, minority interest expense subsequent to July 1, 2003 is recorded as interest expense. For all prior periods, minority interest expense is recognized as non-interest expense in compliance with SFAS No. 150. In 2003, $383.4 thousand of minority interest expense was recorded as non-interest expense and $388.1 thousand was recorded as interest expense.

The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Employee compensation and benefits	$10,825	$7,710	$6,540
Non-staff expenses:
Occupancy expense and equipment	4,170	2,729	2,073
Professional and outside service fees	2,957	2,263	2,076
Office expenses	1,490	1,106	928
Minority interest expense, trust preferred securities	—	383	807
Other	3,868	3,171	2,217

Total non-staff expenses	12,485	9,652	8,101

Total non-interest expense	$23,310	$17,362	$14,641

Employee Compensation and Benefits.    Employee compensation and benefits expense for the year ended December 31, 2004 was $10.8 million, an increase of $3.1 million or 40.3% compared to the same period in 2003. December 31, 2003 was $7.7 million, an increase of $1.2 million or 18.5% over $6.5 million for the same period in 2002. The increase during both of these periods was primarily due to the addition of employees to handle growth, the addition of employees in the Community State Bank acquisition, the addition of employees for the Silverlake, San Antonio, and Baybrook branches, as well as salary increases.

Non-Staff Expenses.    Non-staff expenses for the year ended December 31, 2004 was $12.5 million, an increase of $2.8 million or 28.9% compared to the same period in 2003. The increase was due to branch openings, expense dealing with the Community State Bank acquisition and normal internal growth.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense decreased approximately $471.2 thousand to a $19.1 thousand tax benefit for the year ended December 31, 2004 as compared with $452.1 thousand tax expense at December 31, 2003. The decrease in income associated with branch openings, expenses related to the acquisition of Community State Bank and additional debt associated with the First Community Capital Trust III that was formed in December of 2003, resulted in the decrease in taxable income and the resulting income tax owed in 2004.

Income tax expense decreased approximately $200.9 thousand to $452.1 thousand for the year ended December 31, 2003 compared with $653.1 thousand for the year ended December 31, 2002. A group of assets acquired through the acquisition of The Express Bank was retired during 2003 resulting in a loss, which contributed to a decrease in tax expense at December 31, 2003.

Impact of Inflation

The Company’s consolidated financial statements and related notes included in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other expenses do reflect general levels of inflation.

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

Total loans and leases increased by $135.9 million or 47.3% to $423.4 million at December 31, 2004. This increase was due to the acquisition of Community State bank and internal growth. Total loans and leases increased by $26.6 million or 10.2% to $287.4 million at December 31, 2003 compared with $260.8 million at December 31, 2002. This increase was the result of additional branch openings and internal growth. Total loans and leases increased by $67.5 million or 35.0% to $260.8 million at December 31, 2002 compared with $193.3 million at December 31, 2001. The balance of loans acquired from The Express Bank acquisition was approximately $38.0 million at December 31, 2002. The remainder of the increase was primarily due to internal growth.

During 2001, the Company began providing lease financing, which at December 31, 2004 had a balance, net of unearned income, of $6.2 million. The majority of these leases are three to five year operating equipment leases made primarily to small businesses.

The following table summarizes the Company’s loan and lease portfolio by type of loan at the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial (1)	$102,487	24.2%	$62,888	21.9%	$59.385	22.8%	$69,230	35.8%	$61,989	40.2%
Construction/land develop	49,981	11.8	20,688	7.2	19,472	7.5	24,685	12.8	17,257	11.2
1-4 Family first lien	20,908	4.9	16,491	5.7	15,491	5.9	4,906	2.5	5,095	3.3
1-4 Family junior lien	6,157	1.5	6,269	2.2	7,324	2.8	3,832	2.0	1,438	0.9
Multifamily residential	3,042	0.7	4,991	1.8	4,678	1.8	2,962	1.5	707	0.5
Non farm non residential	208,399	49.2	139,849	48.6	116,653	44.7	78,632	40.7	63,190	40.9
Consumer (net) (1)	26,886	6.4	27,305	9.5	27,771	10.6	3,828	2.0	5,617	3.6
Lease financing	7,109	1.7	11,150	3.9	12,782	4.9	7,123	3.7	—	—

Gross loans and leases	424,969	100.4	289,631	100.8	263,556	101.0	195,198	101.0	155,293	100.6
Less unearned discounts and fees	(1,617)	(0.4)	2,192	(0.8)	2,801	(1.0)	1,925	(1.0)	924	(0.6)

Total loans and leases	$423,352	100.0%	$287,439	100.0%	$260,755	100.0%	$193,273	100.0%	$154,369	100.0%

(1)	Consumer loans previously classified as commercial and industrial have been reclassified to consumer for 2002, 2003 and 2004.

Real Estate.    The Company’s real estate loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to seven years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower and guarantors.

Construction Loans.    The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Commercial Loans.    The Company’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtains the personal guaranty of the borrower. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Consumer Loans.    The consumer loans the Company makes include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and size of the loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Company rarely makes loans at its legal lending limit. At December 31, 2004 First Community Bank, N.A. legal lending limit was approximately $5.8 million and First Community Bank San Antonio N.A. legal lending limit was approximately $518.1 thousand. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. The Company has four Regional Loan Committees that review and act upon loans above the assigned individual levels of loan approval authority. All loans above $1 million are evaluated and acted upon by the Senior Loan Committee, which meets weekly and is comprised of six directors and senior lending staff. The Company’s strategy is to invest funds in loans that will insure positive benefits to shareholders while providing protection to depositors’ funds. Also, the Company’s intent is to serve the legitimate needs of the community and general market area while maximizing returns and minimizing risk. Granting loans on a sound and collectible basis requires that loans be made that follow conservative loan policies and underwriting practices including:

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

The Company’s senior credit officer interacts daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The contractual maturity ranges of the loan and lease portfolio before unearned discounts and unearned loan and lease income, and the amount of such loans with predetermined and floating interest rates in each maturity range as of December 31, 2004, are summarized in the following table:

	December 31, 2004
	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Credits with a predetermined interest rate	$30,796	$95,878	$28,163	$154,837
Credits with a floating interest rate	217,777	52,355	—	270,132

Total	$248,573	$148,233	$28,163	$424,969

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

Nonperforming assets were $5.5 million at December 31, 2004, an increase of $2.3 million or 71.9% compared with $3.2 million at December 31, 2003. This increase was partially due to the acquisition of Community State Bank. Nonperforming assets were $3.2 million at December 31, 2003, a decrease of $600 thousand or 16% compared with $3.8 million at December 31, 2002. As of December 31, 2004, 37 loans and leases in the amount of $2.3 million were on nonaccrual status. Had nonaccrual loans and leases been performing loans and leases, $135.7 thousand would have been recorded as income. Management believes the risks in nonperforming assets to be significant as there may be some portion of the principal which will become uncollectible.

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

The Company may renegotiate the terms of a loan or lease because of a deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were no restructured loans at December 31, 2004, or 2003 and one at December 31, 2002. The Company obtains appraisals on loans secured by real estate, as required by applicable regulatory guidelines, and may update such appraisals for loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for possible credit losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell.

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans and leases	$2,929	$2,199	$2,887	$2,268	$1,762
Restructured loans and leases	—	—	12	15	17
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	394	87	349	952	256

Total nonperforming loans and leases	3,323	2,286	3,248	3,235	2,035
Other real estate	2,164	924	520	1,927	—

Total nonperforming assets	$5,487	$3,210	$3,768	$5,162	$2,035

Ratios:
Nonperforming loans and leases to total loans	0.8%	0.8%	1.2%	1.7%	1.3%
Nonperforming assets to total loans, leases plus other real estate	1.3%	1.1%	1.4%	2.6%	1.3%

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

In making its evaluation, management considers factors such as the Company’s historical loan and lease loss experience, the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and leases and related collateral security, the evaluation of the loan portfolio by the monthly external loan reviews that had been conducted by Temple and Associates for the first three quarters of 2004 and other relevant factors including in house reviews performed for the fourth quarter of 2004. Charge-offs occur when loans are deemed to be uncollectible.

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company had contracted with Temple and Associates to perform a monthly loan review through the third quarter of 2004. Due to the pending sale of the Company only in house reviews were conducted for the fourth quarter of 2004. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for possible credit losses. Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 2004 the Company had $9.1 million of loans classified as “substandard”, compared to $9.0 million at December 31, 2003 and $4.9 million at December 31, 2002.

The internally classified loan list and certain other non-classified, non-criticized loans are maintained on the Bank’s internal “watch list”. Along with the delinquency list, these loans are closely monitored to ensure appropriate steps are taken to ensure collection. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for possible credit losses. At December 31, 2004, the Company had $4.5 million of such loans.

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

Loans and leases are charged-off against the allowance for possible credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for possible credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of December 31, 2004, the allowance for possible credit losses amounted to $3.9 million or .9% of total loans and leases. The allowance for possible credit losses as a percentage of nonperforming loans and leases was 118.3% at December 31, 2004. Although additional losses may occur, management believes the allowance for possible credit losses is adequate to absorb probable losses inherent in the loan and lease portfolio at December 31, 2004. As of December 31, 2003, the Company’s allowance for possible credit losses was $2.9 million or approximately 1.0% of the loans outstanding at such date. This compares to the Company’s allowance for possible credit losses of $3.0 million or 1.2% of the loans outstanding at December 31, 2002.

The Company had net loan and lease charge offs of $1.6 million during the year ended December 31, 2004 (0.4% of average loans), an decrease of $159 thousand or 8.9% compared with net loan and lease charge offs of $1.8 million during the year ended December 31, 2003 (0.7% of average loans). Recoveries with respect to charged off loans have been insignificant to date.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average loans and leases outstanding	$366,867	$267,764	$230,544	$172,601	$138,967

Gross loans and leases outstanding at end of period	$423,352	$287,439	$260,755	$193,273	$154,369

Allowance for possible credit losses at end of Period	$2,930	$3,017	$2,020	$1,214	$803
Balance acquired from Community State Bank	603	—	500	—	—
Provision for credit losses	2,025	1,700	1,570	1,600	1,121
Charge-offs	(1,809)	(1,906)	(1,295)	(872)	(789)
Recoveries	181	119	222	78	79

Net loan and lease charge-offs	(1,628)	(1,787)	(1,073)	(794)	(710)

Allowance for possible credit losses at end of Period	$3,930	$2,930	$3,017	$2,020	$1,214

Ratio of allowance to average loans and Leases	1.07%	1.09%	1.31%	1.17%	0.87%
Ratio of net charge-offs to average loans and leases	0.44%	0.67%	0.47%	0.46%	0.51%
Ratio of net charge-offs to end of period loans and leases	0.38%	0.62%	0.41%	0.41%	0.46%
Ratio of allowance to end of period nonperforming loans and leases	118.3%	127.3%	92.86%	62.44%	59.66%

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

	December 31,
	2004		2003		2002
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(Dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial and industrial	$571	24.1%	$448	21.9%	$645	22.8%
Real estate	573	67.9	657	65.5	524	62.7
Consumer and other	51	6.3	14	9.4	2	10.5
Lease financing	183	1.7	281	3.2	162	4.0
Unallocated	2,552	—	1,530	—	1,684	—

Total allowance for credit losses	$3,930	100%	$2,930	100%	$3,017	100%

	December 31,
	2001		2000
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
	(dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial and industrial	$485	35.8%	$446	40.2%
Real estate	827	59.5	360	56.8
Consumer and other	1	1.7	1	3.0
Lease financing	59	3.0	—	—
Unallocated	648	—	407	—

Total allowance for credit losses	$2,020	100%	$1,214	100%

(1)	Total loans represent gross loans less unearned discounts and fees.

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

In addition to a gap analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company’s December 31, 2004 simulation analysis, the Company estimates that its current net interest income would decrease by approximately 8.54% over the next twelve months assuming an immediate 100 basis point decline in rates and increase by approximately 5.91% over the next twelve months assuming an immediate 100 basis point increase in rates. The Company estimates that its current net interest income would decrease by approximately 17.35% over the next twelve months assuming an immediate 200 basis point decline in rates and increase by approximately 11.07% over the next twelve months assuming an immediate 200 basis point increase in rates. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis.

The following table presents an analysis of the Company’s interest rate sensitivity position at December 31, 2004:

	Term to Repricing
	0-90 days	91-180 days	181-365 days	After 1 year	Total
	(Dollars in thousands)
Interest earning assets:
Loans and leases (excluding non-accruals)	$225,114	$28,916	$45,639	$120,772	$420,441
Investment securities	6,077	2,987	8,461	76,273	93,798
Other earning assets	8,451	—	—	—	8,451

Total interest earning assets	239,642	31,903	54,100	197,045	522,690

Interest-bearing liabilities:
Certificates of deposit	41,63	23,329	25,298	91,011	181,301
Federal Home Loan Bank advances	45,170	6,000	6,500	1,070	58,740
Other interest bearing liabilities	151,282	—	—	—	151,282

Total interest-bearing liabilities	238,115	29,329	31,798	92,081	391,323

Cumulative interest rate gap	$1,527	$4,101	$26,403	$131,367	—

Cumulative rate sensitivity ratio	0.26%	0.68%	4.41%	21.94%	—

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

At December 31, 2004, demand, money market and savings deposits accounted for approximately 62.1% of total deposits, while certificates of deposit made up 37.9% of total deposits. Noninterest-bearing demand deposits totaled $146.1 million or 30.5% of total deposits at December 31, 2004 compared with $94.7 million or 25.8% of total deposits at December 31, 2003. The average cost of deposits, including noninterest-bearing demand deposits, was 1.3% for the year ended December 31, 2004 compared to 1.4% for the year ended December 31, 2003 and 2.0% for the year ended December 31, 2002. The decrease in the average cost of deposits was primarily due to the sustained low interest rate environment throughout 2004.

At December 31, 2004, total deposits increased to $478.6 million from $367.3 million at December 31, 2003, an increase of $111.3 million or 30.3%. The increase can be attributed primarily to the acquisition of Community State Bank in January 2004 as well as internal growth, At December 31, 2003, total deposits increased to $367.3 million from $338.3 million at December 31, 2002, an increase of $29.0 million or 8.6%. The increase can be attributed primarily to new locations added in 2003 and 2002 and overall growth of the Company.

The following table presents for the periods indicated the average year to date balances and weighted average rates paid on deposits:

	Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$124,538	—%	$94,448	—%	$76,940	—%
Interest-bearing deposits	154,516	0.78	128,933	0.91	111,412	1.43
CDs in amounts of less than $100M	71,659	2.99	52,297	2.86	45,113	3.57
CDs in amounts of $100M or more	88,598	2.68	73,022	3.07	58,074	4.33

Total deposits	$439,311	1.30%	$348,700	1.38%	$291,539	1.98%

The following table sets forth the amount of the Company’s certificates of deposit that are $100 thousand or greater by time remaining until maturity at December 31, 2004:

December 31, 2004
(Dollars in thousands)
Three months or less	$30,796
Over three months through six months	13,921
Over six months through one year	10,782
Over one year	41,337

Total	$96,836

The amount of deposits in certificates of deposit (“CDs”) including IRA and public funds in amounts of $100 thousand or more was 21.6% of total deposits as of December 31, 2003, 19.9% of total deposits as of December 31, 2003, and 20.2% of total deposits as of December 31, 2004.

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

Interest expense on CDs in amounts of $100 thousand or more was $2.8 million, $2.5 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in interest expense in 2004, 2003 and 2002 was primarily due to lower interest rates paid thereon. The higher cost of such funds relative to other deposits has had a negative impact on the Company’s net interest margin.

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $26.6 million as of December 31, 2004. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of December 31, 2004, the balance in this account was approximately $20.6 million. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

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

At December 31, 2004, 2003 and 2002, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $790.6 thousand, $764.1 thousand and $228.1 thousand, respectively, and unfunded loan commitments (including guidance lines) of $123.9 million, $43.9 million and $32.3 million, respectively.

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

New Accounting Standards

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. First Community Capital Trust I and II were formed in 2001 for the purpose of issuing $10 million of trust preferred securities and First Community Capital Trust III was formed in December 2003 for the purpose of issuing $8 million of trust preferred securities. Trust I, II and III are currently subject to the requirements of FIN 46. In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of December 31, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R requires that the Trusts that issued the Company’s outstanding company-obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R effective January 1, 2004. As a result, the trust preferred securities are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures are shown in the consolidated statements of income.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS No. 123R”). SFAS No. 123R eliminates the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The provisions of this statement become effective for all equity awards granted after July 1, 2005. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the Stock-Based Compensation disclosures in “Note O Stock Option Plan” provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123R to stock-based compensation in the current reporting periods.

On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1 (“EITR 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. The Company continues to follow the requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities.

Borrowings

At December 31, 2004, Federal Home Loan Bank (FHLB) borrowings were $58.7 million compared to $43.8 million in 2003 and $34.8 million 2002. The FHLB borrowings were primarily used to fund loan demand and purchase additional mortgage-backed and collateralized mortgage obligations (CMOs) which increased the spread over the interest cost of those funds.

The Company has issued a total of $18.6 million of junior subordinated debentures to three wholly-owned Delaware statutory business trusts, First Community Capital Trust I (Trust I), First Community Capital Trust II (Trust II) and First Community Capital Trust III (Trust III).

Description	Issue Date	Trust Preferred Securities Outstanding	Interest Rates	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
Trust I	3/28/2001	$5,000,000	10.18% Fixed	$5,155,000	6/8/2031
Trust II	11/28/2001	5,000,000	LIBOR Floating + 3.75 bp	5,155,000	12/28/2031
Trust III	12/15/2003	8,000,000	LIBOR floating + 2.75 bp	8,248,000	12/28/2033

		$18,000,000		$18,558,000

Each of the trusts are statutory business trusts organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trusts. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

In December 2003, the FASB issued FIN 46R. FIN 46R requires that the trust-preferred securities be deconsolidated from the Company’s consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. The trust preferred securities are no longer shown in our consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statement of income.

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $93.8 million at December 2004 compared to $116.1 million at December 31, 2003, a decrease of $22.3 million or 19.2%. The average life of the securities portfolio at December 31, 2004, 2003 and 2002 was 4.6 years, 4.1 years and 3.7 years respectively. The average life of the securities portfolio is based on historical principal pay downs of mortgage back securities and CMO’s and not the contractual maturity of these securities as borrowers have the right to prepay their obligations at any time. At December 31, 2004, securities represented 15.7% of total assets compared with 24.7% of total assets at December 31, 2003 and 23.2% at December 31, 2002. The yield on average securities for the year ended December 31, 2004, 2003 and 2002 was 3.2%, 3.6% and 4.5%.

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized. The Company has no securities classified as trading or held to maturity at December 31, 2004, 2003 or 2002.

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2004:

	December 31, 2004
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government agencies	$—%		$3,044	1.90%	$8,382	4.19%	$—%		$11,426	3.59%
Mortgage-backed securities	—		—		8,782	3.47	51,391	4.02	60,173	3.94
Obligations of state and political subdivisions	77	4.68	1,914	3.99	4,502	3.94	5,335	3.82	11,828	3.91
Collateralized mortgage obligations	—		—	—	—	—	11,350	4.37	11,350	4.37

Total	$77	4.68%	$4,958	2.72%	$21,666	3.85%	$68,076	4.06%	$94,777	3.95%

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

The following tables summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Government Agencies	$11,426	$—	$(309)	$11,117	$—	$—	$—	$—
Mortgage-backed securities	60,173	17	(613)	59,577	87,473	100	(643)	86,930
Obligations of state and political subdivisions	11,828	176	(29)	11,975	13,188	270	(79)	13,379
Collateralized mortgage obligations	11,350	—	(221)	11,129	16,324	13	(549)	15,788

Total	$94,777	$193	$(1,172)	$93,798	$116,985	$383	$(1,271)	$116,097

	December 31, 2002
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$62,901	$375	$(41)	$63,235
Obligations of state and political subdivisions	12,800	322	(83)	13,039
Collateralized mortgage obligations	21,402	251	(4)	21,649

Total	$97,103	$948	$(128)	$97,923

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

Shareholders’ Equity

Total shareholders’ equity as of December 31, 2004 was $41.4 million, an increase of $2.9 million or 7.5% compared with shareholders’ equity of $38.5 million at December 31, 2003. The increase was primarily due to the sale of stock options during 2004.

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

Capital Resources

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the OCC. Both the Federal Reserve and the OCC have adopted risk-

based capital requirements for assessing bank holding company and national bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The following table provides a comparison of leverage and risk-weighted capital ratios as of December 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2004
First Community Capital Corporation
Leverage ratio	4.0	%(1)	N/A	7.7%
Tier 1 risk-based capital ratio	4.0%		N/A	9.0%
Risk-based capital ratio	8.0%		N/A	10.7%
First Community Bank, N.A.
Leverage ratio	4.0	%(2)	5.0%	7.1%
Tier 1 risk-based capital ratio	4.0%		6.0%	9.0%
Risk-based capital ratio	8.0%		10.0%	9.8%
First Community Bank, San Antonio
Leverage ratio	4.0	%(2)	5.0%	13.3%
Tier 1 risk-based capital ratio	4.0%		6.0%	13.0%
Risk-based capital ratio	8.0%		10.0%	13.8%

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management. The Company’s primary earnings source is net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of market risk, liquidity risk, capital and asset quality. The Company’s net interest income is affected by changes in market interest rates and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. The Company takes a coordinated approach to the management of market risk, liquidity and capital. This risk management process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee (“ALCO)”). The ALCO, which is comprised of members of senior management and the Board, meets to review, among other things economic conditions, interest rates, yield curve, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and off-balance sheet financial instruments.

Interest Rate Sensitivity Management. Interest rate sensitivity refers to the relationship between market interest rates and net interest income resulting from the repricing of certain assets and liabilities. Interest rate risk arises when an earning asset matures or when its rate of interest changes in a time frame different from that of the supporting interest-bearing liability. One way to reduce the risk of significant adverse effects on net interest income of market rate fluctuations is to minimize the difference between the rate sensitive assets and liabilities, referred to as gap, by maintaining an interest rate sensitivity position within a particular time frame.

Maintaining an equilibrium between rate sensitive assets and liabilities will reduce some of the risk associated with adverse changes in market rates, but is will not guarantee a stable net interest spread because yields and rates may not change simultaneously and may change by different amounts. These changes in market spreads could materially affect the overall net interest spread even if assets and liabilities were perfectly matched. If more assets than liabilities reprice within a given period, an asset sensitive position or “positive gap” is created (rate sensitivity ratio is greater than 100%), which means asset rates respond more quickly when interest rates change. During a positive gap, a decline in market rates will have a negative impact on net interest income.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company’s management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4.0 million overnight line of credit with TIB—The Independent Banker’s Bank, Dallas, Texas, a $3.0 million overnight line of credit with Southwest Bank of Texas, Houston, Texas and a $15 million overnight line of credit for the purchase of Fed Funds with Bank One, N.A. The Company’s securities safekeeping is handled by the Federal Home Loan Bank of Dallas, which allows the Company the capability of borrowing up to the amount of available collateral.

Item 8.    Financial Statements and Supplementary Data

Reference is made to the financial statements, the reports thereon and the notes thereto commencing at page F-1 of this annual report on Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands except per share data)
Interest income	$7,867	$7,609	$6,918	$6,710	$5,926	$5,643	$5,865	$5,711
Interest expense	2,218	2,018	1,836	1,781	1,576	1,600	1,460	1,574

Net interest income	5,649	5,591	5,082	4,929	4,350	4,043	4,405	4,137
Provision for loan loss	700	450	400	475	350	425	450	475

Net interest income after provision for loan losses	4,949	5,141	4,682	4,454	4,000	3,618	3,955	3,662
Non interest income	1,221	1,384	1,243	1,224	1,079	1,075	1,375	1,113
Non interest expenses	6,235	6,153	5,634	5,288	4,472	4,268	4,685	3,937

Income (loss) before income taxes	(65)	372	291	390	607	425	645	838
Provision for income taxes	(113)	20	30	44	131	(1)	135	187

Net income	$48	$352	$261	$346	$476	$426	$510	$651

Basic earning per common share	$(0.02)	$0.09	$0.06	$0.09	$0.13	$0.12	$0.15	$0.20
Diluted earnings per common share	$(0.01)	$0.08	$0.05	$0.08	$0.12	$0.11	$0.14	$0.19
Dividends per common share	$0.10	—	—	—	$0.10	—	—	—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2004.

Item 9A.    Controls and Procedures

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

Identification of Directors

The following table sets forth certain information with respect to each director of the Company.

Director (Age)	Position with Company
George A. Clark, Jr. (64)	Director of the Company since March 2001; Director of the Bank since April 1997; Advisory Director of the Bank from August 1995 to March 1997; President and owner of Limeco, Inc., Houston, Texas, a construction materials company, for more than the past five years.

Linn C. Eignus (79)	Director and Secretary of the Company since March 2001; Director of the Bank since August 1995; retired insurance agency owner and executive; active in personal investments for more than the past five years.

Robert A. Ferstl (61)	Director of the Company since March 2001; Director of the Bank since August 1995; Vice President of Texas Truck & Body; formerly President and owner of Alvin Dodge in Alvin, Texas and Bob Ferstl’s Chrysler Plymouth in Pasadena, Texas.

Louis F. Goza (66)	Director of the Company since March 2001; Director of the Bank since August 1995; President and co-owner of Strago Petroleum Corporation, an independent oil and gas producer, and majority owner of Lingo Properties, Inc., a real estate development and investment firm, for more than the past five years.

Nigel J. Harrison (52)	Director, President and Chief Executive Officer of the Company since January 2001; Chief Executive Officer and Director of the Bank since August 1995; served as President of the Bank from August 1995 to October 2002.

Thomas R. Johnson (61)	Director of the Company since March 2001; Director of the Bank since August 1995; owner/manager of the Friendswood branch of Southland Title Co., a real estate title insurance company, for more than the past five years.

Kenneth A. Love (46)	Director of the Company since March 2001; Director of the Bank since August 1995; attorney for more than the past five years.

George I. Pinder (74)	Director of the Company since March 2001; Director of the Bank since January 1999; Advisory Director of the Bank from June 1997 to December 1998; Chief Executive Officer of International Modular & Panel Bldg., Inc., International Building Systems, Cary-Way Building Co. and Advantage Contract Services for more than the past five years.

Richard L. Wagoner (61)	Director of the Company since March 2001; Director of the Bank since August 1995; President and owner of Hyseco, Inc., a company specializing in the manufacture, sale and service of hydraulic pumps and cylinders, for more than the past five years.

Charles L. Whynot (78)	Director of the Company since March 2001; Director of the Bank since August 1995; President and owner of Alliance Commercial Properties, a real estate brokerage firm, for more than the past five years.

Identification of Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company not also listed as a director for the Company and certain executive officers of the Banks:

First Community Bank N.A.
Executive Officer (Age)	Position(s) and Business Experience
Paul J. Knoble (47)	Senior Executive Vice President/Chief Credit Officer of the Bank since January 2004; Executive Vice President/Market Manager of the Bank from 1996 to January 2004; Advisory Director of the Bank since 1996; formerly an officer of Premier Bank & Trust, Elyria, Ohio from 1983 to 1996

Kenneth R. Koncaba (47)	Director and President of the Bank since October 2002; Advisory Director and Executive Vice President/Business Development Manager of the Bank from September 2001 to October 2002; served as Senior Vice President/Market Manager of the Bank from 2000 to September 2001; Regional Business Unit Manager for Texas-New Mexico Power Company for the previous 21 years.

Ervin A. Lev (61)	Senior Executive Vice President/Chief Bank Operations Officer and Cashier of the Bank since January 2004; Advisory Director of the Bank since March 1998; served as Executive Vice President and Cashier of the Bank from March 1998 to January 2004; formerly Executive Vice President and Cashier of Pinemont Bank from 1994 to 1998.

James M. McElray (38)	Executive Vice President and Chief Financial Officer of the Company since May 2003; Advisory Director of the Bank since May 2003; formerly Vice President and Controller of Sterling Bank from February 1998 to April 2003.

Wes Morehead (54)	Advisory Director and Executive Vice President of the Bank since April 1997; served as Senior Credit Officer of the Bank from 1997 until January 2004; formerly Vice President, Comerica Bank-Texas from 1994 to 1997.

First Community Bank, San Antonio N.A.
Executive Officer (Age)	Position(s) and Business Experience
Bobby S. Davis (46)	Executive Vice President/Senior Lending Officer of the Bank since April 2004. Advisory director of the Bank since 2004. Formerly an officer of Jefferson State Bank, San Antonio, TX from 1989 to 2004.

John G. Turcotte (43)	Executive Vice President of the Bank since August 2004. Advisory director of the bank since 2004. Formerly an officer of First Capital Bank, ssb, San Antonio, TX from 2002 to 2004.

Each officer of the Company or the Bank is elected by the Board of Directors of the Company or the Banks, respectively, and holds office until his successor is duly elected and qualified or until his or her earlier death, resignation or removal.

CORPORATE GOVERNANCE

Meetings of the Board of Directors

The Board of Directors of the Company held 12 meetings during 2004. The Company serves as a holding company for the Banks. During 2004, the Board of Directors of the Houston Bank held 12 meetings and the Board of Directors of the San Antonio Bank held 7 meetings. There was no director who attended less than 75% of the aggregate of the (i) total number of meetings of the Board and (ii) total number of meetings held by committees on which he served.

Committees of the Board of Directors

The Company’s Board of Directors has two committees, the Audit and Information Technology Committees, which are described below.

Audit Committee.    The Board of Directors has established an Audit Committee. The primary purpose of the Audit Committee is to provide independent and objective oversight with respect to the Company’s financial reports and other financial information provided to shareholders and others, the Company’s internal controls and the Company’s audit, accounting and financial reporting processes generally. The Audit Committee reports to the Board of Directors concerning such matters. During 2004, the Audit Committee held four meetings. The Audit Committee is comprised of Messrs. Johnson, Ferstl, Goza and Love. Each of the members is an “independent director” of the Company, as defined in the rules of The Nasdaq Stock Market, Inc. The Board of Directors has determined that Mr. Johnson is an “audit committee financial expert,” as defined in the SEC rules.

Information Technology Committee.    The Board of Directors has established an Information Technology Committee. The primary purpose of the Information Technology Committee is to serve as a steering committee providing long-range planning strategies and goals for the Banks’ information technology needs. The committee is comprised of five members consisting of the Banks’ President, Senior Operations Officer, Director of Technology, Information Technology Manager and an outside board member. The committee meets at least quarterly and makes its recommendations to the Board of Directors.

Independent Directors

The Company’s Board of Directors is comprised of ten directors. The Board of Directors has determined that the following directors are independent directors as defined in the corporate listing standards of the Nasdaq Stock Market: George A. Clark, Jr., Linn C. Eignus, Robert A. Ferstl, Louis F. Goza, Thomas R. Johnson, Kenneth A. Love, George I. Pinder, Richard L. Wagoner and Charles L. Whynot.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all employees and directors of the Banks and the Company. This document is available upon request at the Company’s headquarters.

Item 11.    Executive Compensation

The Company is a bank holding company and conducts its operations through its subsidiary, the Banks. The officers of the Company also serve as officers of the Banks as set forth herein. Such persons are compensated by the Banks and receive no separate compensation for their services to the Company. However, the Company may determine that such compensation is appropriate in the future.

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued by the Banks to or on behalf of the Company’s President and Chief Executive Officer and the other three most highly compensated executive officers of the Banks (determined as of the end of the last fiscal year) (“named executive officers”) for each of the three fiscal years ended December 31, 2004:

Name and Principal Position	Year	Salary(1)		Bonus	Securities Underlying Options	All Other Compensation(2)
Nigel J. Harrison President and Chief Executive Officer of the Company; Chief Executive Officer of the Bank	2004 2003 2002	$242,694 153,105 170,581		$42,500 37,500 25,000	— — —	$18,000 17,189 11,738

Kenneth R. Koncaba Director and President of the Bank	2004 2003 2002	$159,202 115,398 93,080		$30,000 22,500 7,500	15,000 — —	$18,000 17,359 5,241

James M. McElray Executive Vice President and Chief Financial Officer of the Company	2004 2003	$116,523 67,557	(3)	$6,000	5,000 —	$6,000 6,315

Paul J. Knoble Advisory Director and Senior Executive Vice President/Chief Credit Officer of the Bank	2004 2003 2002	$108,936 105,123 97,434		$15,000 11,500 7,000	— — —	$6,000 5,650 4,200

(1)	Does not include amounts attributable to miscellaneous benefits received by executive officers. In the opinion of management of the Company, the costs to the Company of providing such benefits to any individual executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the officer.
(2)	Consists of director or advisory director fees and discretionary contributions by the Bank to the 401(k) plan, which contribution was less than $1,000 in each case
(3)	Mr. McElray was employed on May 5, 2003.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning option grants to each of the named executive officers for the year ended December 31, 2004:

	Option Grants in Last Fiscal Year				Potential Realizable Value at Assumed
	Number of Securities Underlying Options Granted	Individual Grants		Expiration Date
Name		Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/Share)		Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Kenneth R. Koncaba	15,000	27.8%	$15.50	6/17/14	$146,218	$370,545
Steve Davis	10,000	18.5%	$15.50	4/1/14	$97,479	$247,030

(1)	Options to purchase 54,000 shares of Common Stock were granted to the Company’s employees during the year ended December 31, 2004.
(2)	These amounts represent certain assumed rates of appreciation based on the actual option term and annual compounding from the date of the grant. Actual gains, if any, on stock option exercises and common stock holdings are dependent on future performance of the Company’s Common Stock and overall stock market conditions. There can be no assurance that the stock appreciation amounts reflected in this table will be achieved.

Stock Options Exercises and Fiscal Year-End Option Values

The following table sets forth certain information concerning option exercises during the year ended December 31, 2004 and any value realized thereon by the named executive officers, and the number and value of unexercised options held by such executive officers at December 31, 2004:

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Nigel J. Harrison	23,556	$177,615
Kenneth R. Koncaba	14,000	$56,000	15,000		$—
Wes Morehead	8,372	$39,767
James M. McElray	5,000	$10,000		5,000		$10,000
Paul J. Knoble	10,000	$47,500
Erv Lev	14,000	$44,500
Steve Davis	10,000	$155,000

(1)	The “value realized” represents the difference between the exercise price of the option shares and the market price of the option shares on the date of exercise without considering any taxes which may have been owed
(2)	The value is based on $15.50 per share, which was the price per share of convertible preferred stock sold by the Company in a private placement in 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding. The options were granted under the Company’s 1996 Stock Option Plan, which was approved by the Bank’s shareholders and assumed by the Company in connection with its formation. The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	86,500	$11.95	128,750
Equity compensation plans not approved by security holders	—	—	—

Total	86,500	$11.95	128,750

(1)	The information set forth in this table is as of December 31, 2004.

Stock Option Plan

The First Community Bank, N.A. 1996 Stock Option Plan (the “Bank Option Plan”) was adopted by the Board of Directors and approved by the shareholders of the Bank in 1996, as amended. The Bank directors and shareholders have approved several amendments to increase the number of shares issuable under the Bank

Option Plan. Upon consummation of the holding company formation on March 1, 2001, the Company assumed all of the Bank’s obligations and liabilities under the Bank Option Plan and shares of Company Common Stock are issued in lieu of Bank common stock. The Bank Option Plan was amended and restated and renamed the First Community Capital Corporation 1996 Stock Option Plan (the “1996 Plan”). The shareholders approved an amendment to the 1996 Plan in 2002 to increase the number of shares of Common Stock available for issuance pursuant to options to 570,000 shares, subject to adjustment as provided in the 1996 Plan and in 2004 the shareholders approved an amendment to the 1996 Plan to increase the number of shares of Common Stock available for issuance pursuant to options to 720,000, subject to adjustment as provided in the Plan.

The 1996 Plan is intended to serve as an important means of retaining and attracting capable personnel who will be needed for the continued growth and success of the Company. The 1996 Plan permits the holder of an option to purchase the number of shares of Common Stock covered by the option at a price established by a committee, composed of certain of the members of the board of directors, at the time the option is granted. Issuance of shares pursuant to an option granted under the 1996 Plan would increase the number of shares of Common Stock outstanding and reduce proportionately the percentage of ownership of the Company by other shareholders.

As of March 15, 2005, there were options to purchase 122,251 shares of Common Stock outstanding, 57,500 of which were exercisable as of such date.

Benefit Plan

The Board of Directors of the Bank has approved a 401(k) plan for employees of the Bank. While the Bank does not have a policy of matching any contributions to the 401(k) plan made by employees, the Bank made discretionary contributions of approximately $7,650, in 2004 and $25,000 in 2003 and 2002 which were allocated among participants based on their respective contributions, subject to plan restrictions.

Executive Retirement Plan

The Board of Directors of the Bank approved an Executive Supplemental Retirement Plan in 2000 to provide supplemental retirement benefits to the directors and certain executive officers, including Nigel J. Harrison, Kenneth R. Koncaba and Paul J. Knoble, each a named executive officer. Pursuant to the plan, the Bank purchased life insurance policies for the benefit of each participant and, provided the policy has been in effect for at least five years, the excess earnings from such policies will be paid to the respective participant for the period following such person’s retirement from the Bank and/or from service on the board of directors through the participant’s death. At the participant’s death, the Bank receives a tax-free death benefit sufficient to recover the costs associated with the purchase of the insurance policy for that participant and the participant’s beneficiary receives the excess.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors consisted of Messrs. Johnson, Ferstl, Goza and Love. Each member of the Audit Committee is “independent” as defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc. listing standards.

Notwithstanding anything to the contrary set forth in any of the Bank’s previous filings under the regulations of the Office of the Comptroller of the Currency or the Company’s previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 or future filings with the Securities and Exchange Commission, in whole or in part, the following report of the Audit Committee shall not be deemed to be incorporated by reference into any such filing.

The Audit Committee’s general role as an audit committee is to assist the Board of Directors in overseeing the Company’s financial reporting process and related matters.

The Audit Committee has reviewed with the Company’s management and Harper & Pearson Company, P.C. (“Harper Pearson”), the Company’s independent auditors, the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004. Management has the responsibility for the preparation of the Company’s consolidated financial statements and the independent auditors have the responsibility for the audit of those statements.

The Audit Committee has also discussed with the Company’s independent auditors the matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees.” The Audit Committee has received and reviewed the written disclosures and the letter from Harper Pearson required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and has discussed with Harper Pearson such independent auditors’ independence. The Audit Committee has also considered whether the provision of non-audit services to the Company by Harper Pearson is compatible with maintaining their independence.

Based on the review and discussions with management and the independent auditors referred to above, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission.

The Audit Committee

Robert A. Ferstl

Louis F. Goza

Thomas R. Johnson

Kenneth A. Love

Performance Graph

There has not been a public market for registrant’s common stock for the past five years. Consequently, no performance graph is being filed with this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2005 by (1) each director and executive officer of the Company and certain executive officers of the Bank, (2) all directors and executive officers as a group and (3) each person who is known by the Company to beneficially own 5% or more of the Common Stock. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person and the address of each person is the same address as the Company.

Directors and Executive Officers

Name	Number of Shares		Percentage of Outstanding Shares Beneficially Owned(1)
George A. Clark, Jr.	18,540		*
Steve Davis	10,000		*
Linn C. Eignus	23,000	(2)	*
Robert A. Ferstl	84,270	(3)	2.65%
Louis F. Goza	61,896	(4)	1.94%
Nigel J. Harrison	82,000		2.58%
Thomas R. Johnson	20,000	(5)	*
Kenneth R. Koncaba	32,546	(6)	1.02%
Paul J. Knoble	22,000		*
Ervin A. Lev	24,000		*
Kenneth A. Love	43,830	(7)	1.38%
James M. McElray	10,500	(8)	*
Wes Morehead	29,800		*
George Pinder	93,098	(9)	2.92%
Richard L. Wagoner	41,000	(10)	1.29%
Charles L. Whynot	38,596	(11)	1.21%
All directors and executive officers as a group (16 persons)	635,076		19.95%

*	Indicates beneficial ownership less than 1.0%
(1)	Based on 3,183,619 shares of Common Stock issued and outstanding. The percentage assumes the exercise by the shareholder or group named in each row of all options for the purchase of Common Stock held by such shareholder or group and exercisable within 60 days.
(2)	Includes 500 shares held of record by Mr. Eignus’ IRA, 500 shares held of record by his spouse’s IRA.
(3)	Includes 2,000 shares held of record by Texas Truck & Body, Inc., of which Mr. Ferstl is President, and 10,000 shares which may be acquired within 60 days pursuant to options granted under the 1996 Plan.
(4)	Includes 4,100 shares held of record by Lingo Properties, Inc., of which Mr. Goza is the controlling shareholder, 12,000 shares held of record by Lingo Family Partnership, of which Mr. Goza is the general partner.
(5)	Includes 9,600 shares held of record by the T&P Johnson Family Trust, of which Mr. Johnson is trustee, and 4,000 shares which may be acquired within 60 days pursuant to options granted under the 1996 Plan.
(6)	Includes 1,000 shares held of record by Mr. Koncaba’s spouse, 213 shares held of record by his spouse’s IRA and 15,000 shares which may be acquired within 60 days pursuant to options granted under the 1996 Plan.
(7)	Includes 10,830 shares held of record by Kenneth A. Love as custodian for his minor children. Excludes shares held by GAR Company Inc. as indicated in the following table.
(8)	Includes 5,000 shares which may be acquired within 60 days pursuant to options granted under the 1996 Plan.
(9)	Includes 13,334 shares held of record by Mr. Pinder’s spouse.
(10)	Includes 7,000 shares held of record by W’s Five Partnership, of which Mr. Wagoner is a general partner.
(11)	Includes 10,000 shares which may be acquired within 60 days pursuant to options granted under the 1996 Plan.

Principal Shareholders

Name	Number of Shares		Percentage of Outstanding Shares Beneficially Owned(1)
Wayne K. Love, Trustee GAR Company Inc. Profit Sharing Plan P. O. Box 266084 Houston, Texas 77207	178,274	(2)	5.60
Voting Representatives under the Voting Agreement (Messrs. Eignus, Ferstl, Goza, Harrison, Johnson, Love, Wagoner and Whynot, each of whom is a director) 14200 Gulf Freeway Houston, Texas 77034	2,039,353		64.06%

(1)	Based on 3,183,619 shares of Common Stock issued and outstanding.
(2)	Mr. Kenneth Love, a director and shareholder of the Company, serves as one of three trustees for the profit sharing plan, is an employee of GAR Company Inc. and has voting and investment control over the Common Stock held by the profit sharing plan. This total does not include additional 57,332 shares of Common Stock held by the profit sharing plan for Copper State Rubber of Arizona, Inc., a wholly owned subsidiary of GAR Company Inc.

Voting Agreement

When the Bank was established, a group of shareholders entered into the Voting Agreement dated as of June 29, 1995. Following formation of the Company, the Voting Agreement was amended and restated and covers the shares of Common Stock which were received by parties to the agreement in exchange for their shares of common stock of the Bank.

The Voting Agreement vests the voting rights of the shares subject to the Voting Agreement in named voting representatives, who have the power to vote the stock at all meetings of shareholders of the Company on any issue, as determined by two-thirds of the voting representatives. The Voting Agreement provides a procedure to replace and remove a voting representative. The Voting Agreement imposes certain restrictions on the ability of the parties to the Voting Agreement to sell their shares of Common Stock to other persons by providing that any transfer is subject to a right of first refusal by the Company and by the other parties to the agreement. However, there are exceptions to the right of first refusal for certain transfers. In the event of a proposed sale of control of the Company, the holders of a majority of the stock subject to the agreement will determine whether to accept the offer, subject to the procedures set forth in the agreement. The initial term of the Voting Agreement is ten years, subject to specific terms for early termination and for renewal.

At present, the voting representatives have the power to vote 2,039,353 shares, approximately 64.06% of the issued and outstanding Common Stock, held of record by 364 persons, pursuant to the terms of the Voting Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers and persons who own more than 10% of the outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

To the Company’s knowledge, based solely on review of the copies of such reports received by it and representations from certain reporting persons that they have complied with the applicable filing requirements, the Company believes that during the year ended December 31, 2004, the Company’s officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) reporting requirements.

Item 13.    Certain Relationship and Related Transactions

Many of the directors and executive officers of the Company and the Bank and principal shareholders of the Company (i.e., those who own 10% or more of the Common Stock) and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they and their immediate families have at least a 5% interest, are customers of the Bank. During 2004, the Bank made loans in the ordinary course of business to many of the directors and executive officers of the Company and the Bank and principal shareholders of the Company and their associates, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Company and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to such directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers and directors of the Company and the Bank and principal shareholders of the Company satisfy the foregoing standards. As of December 31, 2004, all of such loans aggregated $6.4 million which was approximately 15.5% of the Company’s equity capital at such date. The Company expects the Bank to have such transactions or transactions on a similar basis with the directors and executive officers of the Company and the Bank and principal shareholders of the Company and their associates in the future.

Item 14.    Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Harper Pearson for the audit of the Company’s annual consolidated financial statements for fiscal 2004 and 2003, and fees billed for other services rendered by Harper Pearson:

	2004	2003
Audit fees.	$163,543	$148,000
Audit related fees (1)	9,309	10,000
Tax fees (2)	87,960	23,000
Other fees (3)	11,206	2,000

Total fees	$272,018	$183,000

(1)	Consists of fees billed for professional services rendered for 401-K audit.
(2)	Consists of fees billed for professional services rendered for tax filings including acquisition related tax issues.
(3)	Consists of fees billed for professional services rendered for acquisition related matters.

The Audit Committee pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Schedules

Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Independent Auditor’s Report
Consolidated Statements of Condition as of December 31, 2004 and 2003
Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number		Description of Exhibit

2.1		Agreement and Plan of Reorganization dated as of November 16, 2000 by and among First Community Capital Corporation, First Community Bank, N.A. and First Community Capital Corporation of Delaware, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 27, 2001 (the “Form 8-A”)).

2.2		Stock Purchase Agreement dated as of January 8, 2002 by and among First Community Capital Corporation, as Purchaser, and the Stockholders of The Express Bank, as Sellers (incorporated herein by reference to Exhibit 2.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001).

2.3		Agreement and Plan of Reorganization dated as of September 1, 2004 by and between First Community Capital Corporation and Wells Fargo & Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2004).

2.4	*	Amendment to Agreement and Plan of Reorganization dated as of November 30, 2004 by and between First Community Capital Corporation and Wells Fargo & Company.

3.1		Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to Form 8-A).

3.2		Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Form 8-A).

4.1		Form of Certificate representing shares of common stock of First Community Capital Corporation (incorporated herein by reference to Exhibit 4.1 to the Form 8-A).

4.2		Indenture, dated as of March 28, 2001, between First Community Capital Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Deferrable Interest Debentures of First Community Capital Corporation (incorporated herein by reference to Exhibit 4.2 to the Form 8-A).

Exhibit Number		Description of Exhibit

4.3		Amended and Restated Declaration of Trust dated as of March 28, 2001 of First Community Capital Trust I (incorporated herein by reference to Exhibit 4.3 to the Form 8-A).

4.4		Capital Securities Guarantee Agreement dated as of March 28, 2001 by and between First Community Capital Corporation, as guarantor, and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.4 to the Form 8-A).

4.5		Indenture, dated as of November 28, 2001, between First Community Capital Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Debt Securities of First Community Capital Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2002 (the “Form 8-K”)).

4.6		Form of Floating Rate Junior Subordinated Debt Security (incorporated herein by reference to Exhibit 4.2 to the Form 8-K).

4.7		Amended and Restated Declaration of Trust of First Community Capital Trust II dated as of November 28, 2001 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K).

4.8		Guarantee Agreement dated as of November 28, 2001 by and between First Community Capital Corporation, as guarantor, and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.4 to the Form 8-K).

4.9	**	Indenture, dated as of December 19, 2003 between First Community Capital Corporation, as issuer, and Wilmington Trust Company, as Trustee, with respect to the Junior Subordinated Debt Securities due 2033 of First Community Capital Corporation.

10.1†		Amended and Restated First Community Capital Corporation 1996 Stock Option Plan (incorporated herein by reference to Appendix B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004).

10.2†		Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to the Form S-8).

10.3†		Form of Nonqualified Stock Option Agreement under the 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Form S-8).

21.1	*	Subsidiaries of First Community Capital Corporation

23.1	*	Consent of Harper & Pearson Company, P.C.

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 if the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 if the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Represents management contract or compensatory plan or arrangement
**	This exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(ii) of Regulation S-B.

(b)	Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the fourth quarter of 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005

First Community Capital Corporation

By:	/s/ Nigel J. Harrison
Name: Nigel J. Harrison
Title: President and Chief Executive Officer

In accordance with the regulations of the United States Securities and Exchange Commission and the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2005.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

First Community Capital Corporation

Houston, Texas

We have audited the accompanying consolidated statements of condition of First Community Capital Corporation and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Capital Corporation and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with generally accepted accounting principles in the United States.

/s/ HARPER & PEARSON COMPANY

Houston, Texas

March 11, 2005

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Cash and non-interesting bearing due from banks	$26,993,725	$24,304,702
Federal funds sold	1,900,000	—

Total cash and cash equivalents	28,893,725	24,304,702
Securities available for sale	93,797,865	116,096,938
Interest-bearing deposits in financial institutions	3,601,402	8,265,835
Other investments	2,999,515	330,000
Loans and leases, net of unearned fees	423,351,988	287,439,012
Less allowance for possible credit losses	(3,929,612)	(2,929,852)

Loans and leases, net	419,422,376	284,509,160
Bank premises and equipment, net	12,950,728	11,074,480
Accrued interest receivable	2,287,332	1,753,559
Federal Home Loan Bank stock	3,504,400	2,590,400
Federal Reserve Bank stock	1,392,000	619,300
Bank owned life insurance	9,514,099	8,698,334
Other real estate owned	2,164,221	924,208
Goodwill	13,872,690	6,578,425
Core deposit intangible	2,103,369	1,719,959
Other assets	2,784,206	1,773,137

	$599,287,928	$469,238,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	146,056,008	$94,707,239
Interest-bearing	332,583,347	272,588,789

Total Deposits	478,639,355	367,296,028
Federal Home Loan Bank borrowings	58,739,570	43,764,570
Accrued interest payable and other liabilities	1,914,350	1,725,002
Junior subordinated debentures	18,558,000	—
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	—	18,000,000

Total Liabilities	557,851,275	430,785,600

Stockholders’ Equity
Preferred stock, Series A—$0.01 par value, 2,000,000 shares authorized; 384,999 shares outstanding at December 31, 2004 and 2003.	3,850	3,850
Preferred stock, Series B—$0.01 par value, 666,667 shares authorized; 375,654 shares outstanding at December 31, 2004 and 2003.	3,757	3,757
Common stock—$0.01 par value, 5,000,000 shares authorized; 3,167,467 and 2,889,969 shares issued and 3,154,619 and 2,877,121 shares outstanding at December 31, 2004 and 2003, respectively.	31,675	28,900
Treasury stock, at par; 12,800 shares	(128)	(128)
Capital surplus	37,308,720	34,576,191
Retained earnings	4,768,464	4,426,212
Accumulated other comprehensive loss	(679,685)	(585,945)

Total Stockholders’ Equity	41,436,653	38,452,837

	$599,287,928	$469,238,437

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
INTEREST INCOME
Interest and fees on loans and leases	$24,739,554	$18,966,721	$18,066,718
Securities available for sale	4,070,095	3,957,350	3,183,323
Other investments	237,909	156,969	226,123
Federal funds sold	56,068	64,496	146,256

Total Interest Income	29,103,626	23,145,536	21,622,420

INTEREST EXPENSE
Deposits	5,720,749	4,912,533	5,759,547
Subordinated debentures	1,121,036	388,051	—
Other borrowed funds	1,011,528	909,352	687,879

Total Interest Expense	7,853,313	6,209,936	6,447,426

NET INTEREST INCOME	21,250,313	16,935,600	15,174,994

PROVISION FOR POSSIBLE CREDIT LOSSES	(2,025,001)	(1,700,000)	(1,569,985)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	19,225,312	15,235,600	13,605,009

NON-INTEREST INCOME
Service charges	4,192,319	3,671,303	2,772,957
Gain on sales of securities	113,440	248,747	716,442
Other	766,123	722,073	433,621

Total Non-Interest Income	5,071,882	4,642,123	3,923,020

NON-INTEREST EXPENSE
Salaries and employee benefits	10,825,083	7,709,802	6,539,589
Net occupancy and equipment expense	4,169,468	2,728,599	2,072,742
Professional and outside service fees	2,957,026	2,262,961	2,076,684
Office expenses	1,489,942	1,105,865	927,973
Minority interest expense, trust preferred securities	—	383,437	807,065
Other	3,868,561	3,171,061	2,217,011

Total Non-Interest Expense	23,310,080	17,361,725	14,641,064

EARNINGS BEFORE INCOME TAXES	987,114	2,515,998	2,886,965
INCOME TAX (Benefit) Expense	(19,100)	452,108	653,052

NET EARNINGS	$1,006,214	$2,063,890	$2,233,913

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$655,864	$1,713,541	$2,000,347

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.60	$0.76

DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.56	$0.73

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—December 31, 2001	$—	$—	$23,252	$(88)	$18,449,652	$1,226,358	$(187,231)	$19,511,943
Issuance of Common Stock (534,721 shares)	—	—	5,348	—	5,434,983	—	—	$5,440,331
Issuance of Preferred Stock (384,999 shares)	3,850	—	—	—	4,913,990	—	—	$4,917,840
Purchase of Treasury Stock (4,000 shares)	—	—	—	(40)	(40,960)	—	—	$(41,000)
Net Earnings	—	—	—	—	—	2,233,913	—	2,233,913
Unrealized Gain on Securities	—	—	—	—	—	—	728,450	728,450

Total Comprehensive Income	—	—	—	—	—	—	—	2,962,363
Dividends Paid on Preferred Stock, Series A	—	—	—	—	—	(175,175)	—	(175,175)
Dividends Paid on Common Stock, $0.10 per share	—	—	—	—	—	(284,712)	—	(284,712)

Balance—December 31, 2002	3,850	—	28,600	(128)	28,757,665	3,000,384	541,219	32,331,590
Issuance of Common Stock (30,000 shares)	—	—	300	—	240,700	—	—	241,000
Issuance of Preferred Stock (375,645 shares)	—	3,757	—	—	5,577,826	—	—	5,581,583
Net Earnings	—	—	—	—	—	2,063,890	—	2,063,890
Unrealized Loss on Securities	—	—	—	—	—	—	(1,127,164)	(1,127,164)

Total Comprehensive Income	—	—	—	—	—	—	—	936,726
Dividends Paid on Preferred Stock, Series A	—	—	—	—	—	(350,349)	—	(350,349)
Dividends Paid on Common Stock, $0.10 per share	—	—	—	—	—	(287,713)	—	(287,713)

Balance—December 31, 2003	3,850	3,757	28,900	(128)	34,576,191	4,426,212	(585,945)	38,452,837
Issuance of Common Stock (277,498 Shares)	—	—	2,775	—	2,732,529	—	—	2,735,304
Net Earnings	—	—	—	—	—	1,006,214	—	1,006,214
Unrealized Loss on Securities	—	—	—	—	—	—	(93,740)	(93,740)

Total Comprehensive Income	—	—	—	—	—	—	—	912,474
Dividends Paid on Preferred Stock, Series A	—	—	—	—	—	(350,350)	—	(350,350)
Dividends Paid on Common Stock, $0.10 per share	—	—	—	—	—	(313,612)	—	(313,612)

Balance—December 31, 2004	$3,850	$3,757	$31,675	$(128)	$37,308,720	$4,768,464	$(679,685)	$41,436,653

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,006,214	$2,063,890	$2,233,913
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for possible credit losses	2,025,001	1,700,000	1,569,985
Provision for depreciation	1,394,570	1,013,548	815,462
Deferred gain on sale of bank premises	73,932	73,932	73,932
Amortization of core deposits	514,285	389,424	194,713
Amortization and accretion of premiums and
discounts on investment securities, net	798,883	1,309,098	426,402
Change in other real estate owned	(308,420)	(492,667)	1,307,361
Loss on sale of other real estate owned, net	66,544	88,459	100,000
Gain on sale of investment securities, net	(113,440)	(248,747)	(716,442)
Loss on sale of fixed assets	10,774	12,909	—
Change in operating assets and liabilities:
Accrued interest receivable	(313,702)	(33,640)	102,336
Other assets	(148,421)	108,823	(349,958)
Accrued interest payable and other liabilities	93,265	(242,941)	1,360,162

Total Adjustments	4,093,271	3,678,198	4,883,953

Net cash provided by operating activities	5,099,485	5,742,088	7,117,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, paydowns, and sales of available
for sale investment securities	42,320,927	91,652,366	99,868,523
Purchases of available for sale investment securities	(19,398,834)	(112,014,096)	(104,593,361)
Sale (purchase) of deposits in financial institutions	4,664,433	(6,380,298)	(1,885,537)
Purchase of other investments	(2,659,515)	—	—
Net increase in loans	(102,270,074)	(28,471,119)	(36,381,394)
Purchases of bank premises and equipment, net	(2,661,294)	(2,944,333)	(631,558)
Purchase of Federal Home Loan Bank stock	(634,400)	(477,000)	(54,300)
Sale (purchase) of Federal Reserve Bank stock	(772,700)	6,000	(133,900)
The Express Bank acquisition	—	—	(15,136,541)
Cash from acquisition of The Express Bank	—	—	23,733,122
Community State Bank acquisition	(11,551,341)	—	—
Cash from acquisition of Community State Bank	12,583,756	—	—
Increase in cash surrender value of life insurance	(815,765)	(813,924)	(3,040,797)

Net cash used by investing activities	(81,194,807)	(59,442,404)	(38,255,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	36,095,634	1,926,997	3,234,915
Net increase in interest-bearing deposits	27,542,369	27,102,179	37,354,725
(Decrease) increase of federal funds purchased	—	(4,000,000)	300,000
Net Federal Home Loan Bank borrowings (repayments)	14,975,000	8,970,000	(2,502,430)
Proceeds from sale of common stock	2,735,304	241,000	5,440,331
Proceeds from sale of preferred stock	—	5,581,583	4,917,840
Proceeds from issuance of Company obligated mandatorily redeemable trust preferred securities	—	8,000,000	—
Purchase of treasury stock	—	—	(41,000)
Dividends paid	(663,962)	(638,062)	(459,887)

Net cash provided by financing activities	80,684,345	47,183,697	48,244,494

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,589,023	(6,516,619)	17,106,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,304,702	30,821,321	13,714,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,893,725	$24,304,702	$30,821,321

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of First Community Capital Corporation (Company) and its wholly owned subsidiary First Community Capital Corporation of Delaware, Inc. (Delaware Company). First Community Bank Houston (the Houston Bank) and First Community Bank San Antonio (the San Antonio Bank) are wholly owned subsidiaries of Delaware Company.

First Community Capital Corporation—On November 16, 2000, the Company entered into an Agreement and Plan of Reorganization with First Community Bank, N.A. and the Delaware Company and a related Plan of Consolidation with the Company and FC Interim Bank, N.A. pursuant to which, among other things, the Company became a one-bank holding company for the Bank and each share of common stock of the Bank outstanding at the effective date was converted into and exchanged for two shares of common stock of the Company. The transaction was approved by the shareholders of the Bank on February 15, 2001 and was consummated on March 1, 2001.

In January 2002, the Company entered into a stock purchase agreement with The Express Bank to acquire the outstanding shares of The Express Bank for a cash payment of $15,000,000 and acquisition costs totaling $136,541. The purchase of The Express Bank by the Delaware Company was completed May 10, 2002. From this date until February 20, 2003, The Express Bank was operated as a separate subsidiary of the Company. On February 20, 2003, the Houston Bank acquired substantially all the assets and assumed the liabilities of The Express Bank.

On January 6, 2004, the Company acquired Grimes County Capital Corporation (Grimes County), a Texas corporation and the parent company of Community State Bank for aggregate consideration of $9.5 million in cash. In addition, the Company paid a net tax liability of $1.7 million in the fourth quarter 2004 as a result of this transaction. The Company will ultimately realize a tax savings of this amount as goodwill is deducted for tax purposes in future years. On May 10, 2004, the Company completed its conversion of Community State Bank to a national bank and began operating it as a separate subsidiary of the Delaware Company headquartered in San Antonio, Texas. As part of this process, the Houston Bank purchased substantially all the assets and assumed the liabilities of Community State Bank and transferred the deposits and assets associated with the Bank’s San Antonio branch office to the new subsidiary, First Community Bank San Antonio.

Issuance of Preferred Securities of Subsidiary Trusts—During the first quarter of 2001, the Company formed a new, wholly-owned Delaware statutory business trust, First Community Capital Trust I, which issued $5.0 million of 10.18% capital securities to a third party. Trust I invested the proceeds in an equivalent amount of the Company’s 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (Debentures I). Interest payment dates on Debentures I are June 8 and December 8. The Debentures I will mature on June 8, 2031, which date may be shortened to a date not earlier than June 8, 2006 if certain conditions are met, including prior approval of the Federal Reserve and other required regulatory approvals. Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has fully and unconditionally guaranteed the Trust’s capital securities obligations. For financial reporting purposes, Trust I was treated as a subsidiary of the Company and consolidated in the

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Company’s financial statements for the years ended December 31, 2003 and 2002. For financial reporting purposes for 2004, Trust I has been deconsolidated and is no longer treated as a subsidiary or consolidated in the Company’s financial statements.

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

Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. Debentures II accrue interest at a floating rate equal to the six-month LIBOR (the London Interbank Offered Rate) plus 3.75%, provided that the rate may not exceed 11.0% through December 8, 2006. Interest payment dates on Debentures II are June 8 and December 8. The Company has fully and unconditionally guaranteed the Trust’s capital securities obligations. For financial reporting purposes, Trust II was treated as a subsidiary of the Company and consolidated in the Company’s financial statements for the years ended December 31, 2003 and 2002. For financial reporting purposes for 2004, Trust II has been deconsolidated and is no longer treated as a subsidiary or consolidated in the Company’s financial statements.

During the fourth quarter of 2003, the Company formed another wholly-owned Delaware statutory business trust, First Community Capital Trust III, which issued $8 million of capital securities to a third party. Trust III invested the proceeds in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due 2034 (Debentures III). The Debentures III will mature on December 12, 2034, which date may be shortened to a date not earlier than December 8, 2008 if certain conditions are met, including prior approval of the Federal Reserve and other required regulatory approvals. Debentures III, which are the only assets of Trust III, are subordinate and junior in right of payment to all present and future senior indebtedness of the of the Company. Debentures III accrue interest at a floating rate equal to LIBOR (the London Interbank Offered Rate for three-month U.S. Dollar deposits in Europe) plus 2.75% with no interest rate ceiling. Interest payment dates are January 23, April 23, July 23, and October 23 each year beginning April 23, 2004. The Company has fully and unconditionally guaranteed the Trust’s capital securities obligations. For financial reporting purposes, Trust III was treated as a subsidiary of the Company and consolidated in the Company’s financial statements for the years ended December 31, 2003 and 2002. For financial reporting purposes for 2004, Trust III has been deconsolidated and is no longer treated as a subsidiary or consolidated in the Company’s financial statements.

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

DECEMBER 31, 2004, 2003 AND 2002

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

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interest and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of December 31, 2004, 2003, and 2002, the Company had no investments in variable interest entities requiring consolidation. FIN 46R requires that the trusts that issued the Company’s outstanding company obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. These trust preferred securities are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to these trusts are shown as liabilities in the consolidated financial statements and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income. Compliance with FIN 46R has no substantive effect on the Company’s total liabilities, equity or results of operations.

Statement of Financial Accounting Standards No. 123 (“SFAS 123R”)—“Share-Based Payment (Revised 2004)” establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Company will implement SFAS 123R effective July 1, 2005, the effect of which is not anticipated to have a material effect on the Company’s results of operations.

Federal Deposit Insurance Act—Section 36 of the Federal Deposit Insurance Act (FDI Act) and Part 363 of the FDIC’s regulations impose annual audit and reporting requirements on insured depository institutions with $500 million or more in total assets. The Company, with total assets in excess of $500 million at December 31, 2004, will be required to comply with

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

the FDI Act for the year ending December 31, 2005. The annual report that the Company will file with the FDIC and other federal and state supervisors, as appropriate, includes a statement of management’s responsibilities for establishing and maintaining an adequate internal control structure and procedures for financial reporting. For purposes of Part 363, financial reporting encompasses both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes.

In addition, the Company’s annual report must contain an assessment by management of the effectiveness of internal control over financial reporting as of year-end as well as a report by the Company’s independent auditor on management’s assertion concerning internal control.

Using language substantially similar to that in Section 36 of the FDI Act, Section 404 of the Sarbanes-Oxley Act requires public companies to include in their annual reports under the federal securities laws a statement of management’s responsibilities for internal control over financial reporting, management’s assessment of the effectiveness of this internal control, and an attestation report on this assessment by the public company’s independent auditor. The independent auditor’s attestation and reporting on the effectiveness of internal control for public companies must be performed in accordance with the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”. The Securities and Exchange Commission’s (SEC) regulations implementing Section 404 and PCAOB Auditing Standard No. 2 take effect for the Company in the fiscal year ending December 31, 2006.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company and Banks are in accordance with generally accepted accounting principles (GAAP) in the United States and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

Use of Estimates—In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible credit losses.

The allowance for possible credit losses is maintained at a level, which, in management’s judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. In connection with the determination of the estimated losses on loans, management will obtain independent appraisals for significant collateral.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions and changes in the borrowers’ capacity to repay their debts. In addition, regulatory

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Cash and Due from Banks—The Banks, as members of the Federal Reserve System, are required to maintain reserves for the purpose of facilitating the implementation of monetary policy. These reserves may be maintained in the form of balances at the Federal Reserve Bank or by vault cash. The Banks’ reserve requirement was $12,449,000, $7,336,000 and $4,494,000 at December 31, 2004, 2003 and 2002, respectively. Accordingly, “cash and due from banks” balances were restricted to that extent.

The majority of cash and cash equivalents are maintained with the Federal Reserve Bank. Other cash deposits are maintained with major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk. In monitoring this credit risk, the Banks periodically evaluate the stability of the financial institutions with which they have deposits.

Investment Securities—Securities are classified as trading, held to maturity or available for sale. Management determines the classification of securities at the time of purchase and reevaluates this classification periodically as conditions change that could require reclassification.

Trading securities are bought and held principally for resale in the near term. They are carried at their fair value with realized and unrealized gains and losses reflected in non-interest income. At December 31, 2004, 2003, and 2002, the Banks did not classify any of its securities as trading securities.

Held to maturity investment securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Bank has the ability to hold these assets as long-term investments until their estimated maturities. Under certain circumstances, securities held to maturity may be sold or transferred to another portfolio. At December 31, 2004, 2003, and 2002, the Banks did not classify any of its securities as held to maturity.

Available for sale investment securities are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized. Securities within the available for sale portfolio may be used as part of the Banks’ assets/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

time and the extent to which the fair value has been less than cost, (2) the financial condition and the near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The specific identification method of accounting is used to compute gains or losses on the sale of these assets.

Banks that are members of the Federal Home Loan Bank are required to maintain a stock investment equal to .20% of total assets plus 4.25% of all current outstanding Federal Home Loan Bank advances. Investments in stock of the Federal Home Loan Bank are stated at cost.

Banks that are members of the Federal Reserve System are required to subscribe to Federal Reserve Bank stock in an amount equivalent to 6% of the Bank’s capital and surplus. Although the par value of the stock is $100 per share, member banks pay only $50 per share at the time of purchase with an understanding that the other half of the subscription amount is subject to call at any time. Investments in stock of the Federal Reserve Bank are stated at cost.

Interest and dividend income earned on securities are recognized in interest income, including amortization of premiums and accretion of discounts computed using the interest method. Realized gains and losses on securities are computed based upon specifically identified amortized cost and are reported as a separate component of non-interest income or expense.

Investment Risk—The Banks’ investments potentially subject the Banks to various levels of risk associated with economic and political events beyond management’s control. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future involves the consideration of current and anticipated conditions and their potential effects on the Banks’ investments. In determining fair value of these investments, management obtains information, which is considered reliable, from third parties in order to value its investments. Due to the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks could materially impact the amounts reflected herein.

Concentrations of Credit—Generally all of the Banks’ loans, commitments and letters of credit have been granted to customers in the Banks’ market area, which includes Harris, Brazoria, Galveston, and Bexar Counties, Texas. The Banks’ loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Banks have a diversified portfolio, a substantial portion of their debtors’ ability to honor their contracts is dependent on local economic conditions. Concentrations of credit by type of loan are set forth in Note C. It is the Banks’ policy to not extend credit to any single borrower or group of related borrowers in excess of the Banks’ legal lending limit as defined by state and federal banking regulations.

Interest Rate Risk—The Banks are principally engaged in providing short-term commercial loans with interest rates that fluctuate with various market indices and intermediate-term, fixed rate real estate loans. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with fixed rates. Deposits that are not utilized to fund loans are invested in securities that meet the Banks’ investment quality guidelines. Unrealized investment gains and losses resulting from changing market interest rates are reflected in other comprehensive income.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

From time to time, the Banks may manage their interest rate risk on long-term fixed rate loans through the matched funding services offered by the Federal Home Loan Bank.

Loans—Loans are stated at unpaid principal balances, less the allowance for possible credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Loan origination and commitment fees, in excess of management’s estimate of the costs to fund and book a loan as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. The effect of this method is not deemed by management to be materially different from the deferral if direct origination fees and costs and the amortization thereof as an adjustment to the yield on the related loan. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Lease Financing—Financing leases are stated at the sum of the aggregate minimum lease payments and the un-guaranteed residual value. Excess of the recorded value over the actual cost of the property leased is recorded as unearned lease income and is amortized over the life of the lease using the effective income method which spreads the income over the life of the lease.

Non-Performing and Past Due Loans and Leases—Non-performing loans and leases are loans and leases which have been categorized by management as nonaccrual because collection of interest is doubtful and loans and leases which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

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

When a loan is placed on nonaccrual status or identified as impaired, interest accrued during the current year prior to the judgment of uncollectibility, is charged to operations. Interest accrued during prior periods that has not been paid by the borrower is generally charged to allowance for possible credit losses. Any payments received on nonaccrual loans are applied first to outstanding principal amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Impaired loans, with the exception of groups of smaller balance homogeneous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for possible credit losses related to impaired loans is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Renegotiated loans and leases are those loans or leases on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans and leases in accordance with the new terms.

Allowance for Possible Credit Losses—The allowance for possible credit losses is a valuation allowance available for losses incurred on loans, leases, and other commitments to extend credit. All losses are charged to the allowance for possible credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery. The allowance for credit losses is primarily composed of general allocations that are based upon management’s estimate of potential losses in the portfolio and specific allocations for loans that are deemed by management to be impaired.

Throughout the year, management estimates the likely level of losses to determine whether the allowance for possible credit losses is adequate to absorb anticipated losses in the existing loan portfolio. Based on these estimates, an amount is charged to the provision for possible credit losses and credited to the allowance for possible credit losses in order to adjust the allowance to a level determined by management to be adequate to absorb losses.

Management’s judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses, and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; results of examinations of the loan portfolio through an external review; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating, or other conditions beyond the Banks’ control.

It should be understood that estimates of credit losses involve judgment. While it is possible that in particular periods the Banks may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowances for credit losses reflected in the statements of condition are adequate to absorb losses which may exist in the current loan and lease portfolio.

Premises and Equipment—Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years. Leasehold improvements are amortized over the life of the lease plus renewal options. Land is carried at cost. Gains and losses on dispositions are included in other income or other expense.

Real Estate Acquired by Foreclosure—Real estate acquired by foreclosure is recorded at the fair value of the property less any selling costs, as applicable, at the time of foreclosure. Carrying amounts are reduced to reflect this value through charges to the allowance of possible credit losses. Subsequent to foreclosure, real estate is carried at the lower of its new cost basis or fair value, less estimated costs to sell. Subsequent adjustments to reflect declines in value below the recorded amounts are recognized and are charged to expense in the period such determinations are assessed. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other noninterest expense.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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

Preferred Stock, Series A—During 2002, the Company authorized 2,000,000 shares of Series A, $.01 par value preferred stock. At December 31 2004, 2003 and 2002, 384,999 shares of these non-voting, manditorily convertible, non-cumulative preferred shares were issued and outstanding. Dividends on these shares equal to 7% of the liquidation price ($13.00 per share) will be paid semi-annually if, as and when declared. These shares are redeemable, in whole or in part, at the option of the Board of Directors of the Company at any time at their per share liquidation value, and are manditorily convertible to common stock, on a one to one per share basis, five years after the date of issuance subject to certain anti-dilution adjustments. The liquidation value of these shares is $5,004,987.

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

Earnings Per Share (EPS)—The Company accounts for EPS in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Under SFAS No. 128, because the Company has potential common stock equivalents, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if all dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company. As of December 31, 2004, 2003 and 2002, the potential conversion to common stock of the preferred stock, Series A would be anti-dilutive and therefore does not impact earnings per share. For the purpose of calculating

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE A	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

earnings per share, dividends on preferred stock, which are based on the maximum rate payable versus amounts actually paid, are deducted from earnings to derive net earnings available to common stockholders. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Numerator for earnings per share
Net earnings	$1,006,214	$2,063,890	$2,233,913
Dividends on preferred stock	(350,350)	(350,349)	(233,566)

Net earnings available to common shareholders	$655,864	$1,713,541	$2,000,347

Denominator for basic earnings per share
Weighted average common shares outstanding	2,933,790	2,861,599	2,618,338
Conversion of dilutive stock options	19,806	110,869	110,985
Conversion of preferred stock, series B	375,654	62,609	—

Denominator for diluted earnings per share
Adjusted weighted average common shares outstanding	3,329,250	3,035,077	2,729,323

Basic earnings per share	$0.22	$0.60	$0.76

Diluted earnings per share	$0.20	$0.56	$0.73

Conversion of preferred stock, series B is based upon an effective issuance date of October 31, 2003.

Goodwill—Goodwill is periodically assessed for impairment pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. Among other things, this standard specifies that intangible assets with an indefinite useful life and goodwill will no longer be amortized. This standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. Management of the Company does not believe that goodwill that arose as a result of the acquisition of The Express Bank and Grimes County Capital Corporation is impaired at December 31, 2004, 2003 and 2002.

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

DECEMBER 31, 2004, 2003 AND 2002

NOTE B	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost and estimated fair values of securities are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2004
Securities Available for Sale:
Agencies	$11,426,007	$—	$(308,985)	$11,117,022
Municipalities	11,828,366	176,279	(29,308)	11,975,337
Collateralized Mortgage Obligations	11,350,351	—	(221,843)	11,128,508
Mortgage-backed Securities	60,172,482	17,183	(612,667)	59,576,998

	$94,777,206	$193,462	$(1,172,803)	$93,797,865

2003
Securities Available for Sale:
Municipalities	$13,187,767	$269,754	$(78,586)	$13,378,935
Collateralized Mortgage Obligations	16,323,963	13,432	(548,803)	15,788,592
Mortgage-backed Securities	87,473,004	99,657	(643,250)	86,929,411

	$116,984,734	$382,843	$(1,270,639)	$116,096,938

2002
Securities Available for Sale:
Municipalities	$12,799,865	$321,715	$(82,584)	$13,038,996
Collateralized Mortgage Obligations	21,401,975	250,842	(3,662)	21,649,155
Mortgage-backed Securities	62,900,854	374,698	(40,980)	63,234,572

	$97,102,694	$947,255	$(127,226)	$97,922,723

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Amounts Maturing In:
1 year or less	$77,016	$77,293
1 year through 5 years	4,958,057	4,992,827
5 years through 10 years	12,884,142	12,645,416
After 10 years	5,335,158	5,376,824

	23,254,373	23,092,360
Mortgage-backed securities and collateralized mortgage
obligations	71,522,833	70,705,505

	$94,777,206	$93,797,865

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE B	INVESTMENT SECURITIES (CONTINUED)

Available for sale investment securities with a carrying amount of approximately $87,894,000, $110,361,000 and $72,919,000 at December 31, 2004, 2003 and 2002, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

The following table shows gross unrealized losses and fair value by length of time that individual securities available for sale have been in a continuous unrealized loss position at December 31, 2004. There were no securities held to maturity in an unrealized loss position for more than 12 months at December 31, 2004.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Securities Available For Sale
Agencies	$308,985	$11,117,021	$—	$—
Municipalities	$5,900	$1,184,572	$23,407	$1,210,865
CMOs	$—	$—	$221,843	$11,128,508
Mortgage Backed Securities	216,898	33,912,787	395,770	23,055,544

	$531,783	$46,214,380	$641,020	$35,394,917

At December 31, 2004, twenty six of the Banks’ security holdings available for sale were in an unrealized loss position for a consecutive period of twelve months or more. Bank management believes that the decline in fair value of these investments is not other-than-temporary. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Banks to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. These investments consist of municipalities, collateralized mortgage obligations and mortgage backed securities, and have experienced unrealized market losses due to market timing and interest fluctuations. At December 31, 2003, the Banks held no securities that had been in an unrealized loss position for a period of longer than 12 months.

Net realized gains on sales of securities during the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Realized gains	$191,103	$424,991	$893,205
Realized losses	(77,663)	(176,244)	(176,763)

Net realized gain on sale of securities	$113,440	$248,747	$716,442

The tax expense applicable to these net realized gains was $38,569, $84,574 and $243,590, respectively.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE C	LOANS AND LEASES

Loans and leases at December 31, 2004, 2003 and 2002 are summarized as follows:

	2004	2003	2002
Commercial, financial and industrial	$102,486,453	$62,887,787	$59,384,945
Real estate	288,487,290	188,288,223	163,617,905
Lease financing	7,109,354	11,149,966	12,781,901
Consumer	26,886,392	27,305,017	27,771,698

	424,969,489	289,630,993	263,556,449
Less unearned discount on consumer loans	(33,773)	(90,541)	(199,815)
Less unearned loan and lease income	(1,583,728)	(2,101,440)	(2,601,988)

	$423,351,988	$287,439,012	$260,754,646

Loan and lease financing maturities before unearned discount and unearned loan and lease income, at December 31, 2004 are as follows:

	Within 1 Year	1-5 Years	After 5 Years	Total
Credits at fixed interest rates	$30,796,546	$95,877,933	$28,163,239	$154,837,718
Credits at variable interest rates	217,776,642	52,355,129	—	270,131,771

	$248,573,188	$148,233,062	$28,163,239	$424,969,489

In the ordinary course of business, the Banks have and expect to continue to have transactions, including borrowings, with its executive officers, directors, stockholders and their affiliates with 10% or more ownership in the Company. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Banks. Loans to such borrowers are summarized as follows:

	2004	2003	2002
Balance, January 1	$3,920,664	$5,710,349	$4,291,390
New loans during the year	3,023,416	1,013,109	2,980,154
Repayments during the year	(517,926)	(2,802,794)	(1,561,195)

Balance, December 31	$6,426,154	$3,920,664	$5,710,349

The Banks had $496,099, $276,692 and $3,630,753 unfunded commitments to its executive officers, directors, stockholders with 10% or more ownership, and their affiliates as of December 31, 2004, 2003 and 2002, respectively.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE D	NONPERFORMING LOANS AND PAST DUE LOANS

The following is a summary of information pertaining to non-accrual loans, past due or restructured loans and impaired loans at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Total non-accrual loans	$2,929,340	$2,199,515	$2,887,052

Total loans past-due 90 days or more and still accruing	$394,092	$87,348	$348,925

Total Restructured Loans	$—	$—	$12,435

Impaired loans without a valuation allowance	$2,073,000	$1,046,000	$1,447,000
Impaired loans with a valuation allowance	897,000	1,196,000	1,480,000

Total impaired loans	$2,970,000	$2,242,000	$2,927,000

Valuation allowance related to impaired loans	$198,000	$354,000	$444,000

Interest income recorded on impaired loans was not significant for the years ended December 31, 2004, 2003 and 2003. The Bank has no commitments to loan additional funds to borrowers whose loans have been classified as impaired.

With respect to nonaccrual loans, the following table presents additional interest income that would have been earned under the original terms of the loans. There was no interest income not reversed for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Foregone income	$135,722	$124,586	$171,098

NOTE E	ALLOWANCE FOR POSSIBLE CREDIT LOSSES

The following is a summary of the activity in the allowance for possible credit losses at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance at beginning of year	$2,929,852	$3,016,605	$2,020,496
Acquisition of Express Bank	—	—	500,000
Acquisition of Community State Bank	602,690	—	—
Provision for credit losses	2,025,001	1,700,000	1,569,985
Recoveries	180,698	119,558	221,852
Charged off	(1,808,629)	(1,906,311)	(1,295,728)

Balance at end of year	$3,929,612	$2,929,852	$3,016,605

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE F	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	2004	2003	2002
Land	$1,517,405	$1,414,904	$1,632,759
Buildings and leasehold improvements	10,034,470	8,513,942	6,906,296
Furniture, fixtures and equipment	6,826,561	5,466,594	4,431,466
Construction in progress	555,340	74,795

	18,933,776	15,470,235	12,970,521
Less accumulated depreciation and amortization	(5,983,048)	(4,395,755)	(3,739,985)

Bank premises and equipment, net	$12,950,728	$11,074,480	$9,230,536

The Bank plans to open two branches in San Antonio in the first quarter of 2005 which will require additional leasehold improvements and furniture and equipment costs of approximately $128,000 to complete the branch locations.

The Banks lease office facilities under non-cancelable operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 relating to operating leases amounted to $1,270,511, $796,291 and $556,637, respectively. Future minimum lease payments under the non-cancelable operating leases are as follows:

2005	$825,797
2006	874,031
2007	854,541
2008	819,410
2009	761,752
Thereafter	2,181,127

$6,316,658

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

NOTE G	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Loans and leases	$1,725,211	$1,116,341	$1,157,377
Investments and other	562,121	637,218	562,542

	$2,287,332	$1,753,559	$1,719,919

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE H	OTHER REAL ESTATE

An analysis of activity in other real estate acquired by foreclosure is as follows:

	2004	2003	2002
Balance, beginning of year	$924,208	$520,000	$1,927,361
Acquisition of Community State Bank	998,137	—	—
Real estate foreclosures	1,139,853	1,479,420	1,244,555
Real estate sales	(897,677)	(1,034,212)	(2,651,916)
Real estate write-downs	(300)	(41,000)	—

Balance, end of year	$2,164,221	$924,208	$520,000

NOTE I	GOODWILL AND OTHER INTANGIBLE ASSETS

The Banks have recorded goodwill that is not subject to amortization as a result of adopting SFAS No. 142 in the amount of $13,872,690 at December 31, 2004. The Banks have recorded core deposit intangible assets subject to amortization on a straight-line basis over the estimated life of these assets as of December 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002
Core Deposit Intangibles:
Gross carrying amount	$3,266,695	$2,369,000	$2,369,000
Accumulated amortization	(1,163,326)	(649,041)	(259,617)

Net carrying amount	$2,103,369	$1,719,959	$2,109,383

Amortization expense	$514,285	$389,424	$259,617

The estimated amortization period for core deposit intangibles, as of the origination date of these intangibles is approximately 6 years. The projected amortization expense for the core deposit intangibles at December 31, 2004 is $539,257 per year until fully amortized or written off due to impairment. At December 31, 2004, management does not believe that any impairment exists with respect to the core deposit intangible assets.

NOTE J	DEPOSITS

The aggregate amount of time deposits in the amount of $100,000 or more at December 31, 2004, 2003 and 2002 was $96,836,000, $73,069,000 and $71,077,000, respectively. Interest expense for time deposits of $100,000 or more was approximately $2,846,000, $2,551,000 and $2,515,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the scheduled maturities of all time deposits are as follows:

2005	$90,291,014
2006	13,691,360
2007	4,628,941
2008	27,761,939
2009 and thereafter	44,927,569

$181,300,823

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE J	DEPOSITS (CONTINUED)

The Banks have no brokered deposits and there are no major concentrations of deposits. Deposits from related parties held by the Banks at December 31, 2004, 2003 and 2002 amounted to $7,261,000, $3,407,000 and $4,610,000, respectively. Overdrawn deposit accounts that were reclassified as loans at December 31, 2004, 2003 and 2002 were approximately $1,183,000, $592,000 and $446,000, respectively.

NOTE K	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit for loans in process, commercial lines of credit, overdraft lines, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of the various financial instruments whose contract amounts represent credit risk:

	2004	2003	2002
Commitments to extend credit (including guidance lines)	$123,859,987	$43,886,301	$32,344,115
Standby letters of credit	$790,666	$764,147	$228,120

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

The Banks evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE L	BORROWINGS

At December 31, 2004, 2003 and 2002, the Banks had outstanding advances of $58,739,570, $43,764,570 and $34,794,570 from the Federal Home Loan Bank. Of the advances outstanding at December 31, 2004, principal payments of $57,670,000 and $1,069,570 are due in 2005 and 2007, respectively. Interest rates ranged from 1.49% to 4.01% with interest due monthly. The borrowings at December 31, 2004 were collateralized by a pool of mortgage-backed securities with a carrying amount of $37,749,971 and coupon rates ranging from 3.73% to 5.50% and a blanket pledge of other qualifying assets. At December 31, 2004, the Banks had available borrowings through the Federal Home Loan Bank of approximately $114,341,000.

The Company has issued a total of $18.6 million of junior subordinated debentures to three wholly owned statutory business trusts, Trust I, Trust II, and Trust III. Details of the Company’s transactions with these trust are as follows:

Description	Issue Date	Trust Preferred Securities Outstanding	Interest Rates	Junior Subordinated Debt Owed to Trusts	Final Maturity Date
Trust I	3/28/2001	$5,000,000	10.18% Fixed	$5,155,000	6/8/2031
Trust II	11/28/2001	5,000,000	LIBOR Floating + 3.75 bp	5,155,000	12/28/2031
Trust III	12/15/2003	8,000,000	LIBOR Floating + 2.75 bp	8,248,000	12/28/2033

		$18,000,000		$18,558,000

The debentures are the sole assets of the Trusts.

NOTE M	STATEMENTS OF CASH FLOWS

Interest payments of approximately $6,605,000, $6,291,000 and $6,426,000 were made during 2004, 2003 and 2002, respectively. Federal income tax payments of approximately $1,989,000, $625,000 and $715,000 were made during 2004, 2003 and 2002, respectively.

During 2004, the Company paid $11,551,341 for the acquisition of Grimes County Capital Corporation and its subsidiary, Community State Bank. The acquisition price was allocated based upon the fair value of the assets and liabilities as follows: cash—$12,583,756; loans, net—$34,688,143; goodwill and core deposit intangibles—$8,183,579; other assets—$3,897,269; deposits—$47,705,324; other liabilities—$96,082.

NOTE N	SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	2004	2003	2002
Foreclosure and repossession of real estate
In partial satisfaction of debt	$1,139,853	$1,479,420	$1,244,555

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE O	STOCK OPTION PLAN

The Company maintains a 1996 Stock Option Plan (the 1996 SOP). The purpose of the 1996 SOP is to offer eligible employees and directors of the Company an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth. The Board of Directors has reserved 570,000 shares under the Plan.

Stock Option Summary	Number of Shares	Option Price Range	Weighted Average Exercise Price
Options Outstanding at December 31, 2001	392,900	$5.00-$11.50	$7.75
Options Granted	107,000	$11.50-$13.50	$11.74
Options Exercised	110,071	$5.00-$10.75	$5.93
Options Forfeited	19,000	$6.75-$10.75	$9.03

Options Outstanding at December 31, 2002	370,829	$5.00-$13.50	$9.46
Options Granted	78,000	$12.50-$15.25	$14.22
Options Exercised	30,000	$5.00-$11.50	$8.03
Options Forfeited	27,000	$9.00-$12.50	$10.91

Options Outstanding at December 31, 2003	391,829	$5.00-$15.25	$10.43
Options Granted	54,000	$15.00-$15.50	$15.42
Options Exercised	274,328	$5.00-$15.50	$9.80
Options Forfeited	20,250	$9.00-$15.25	$12.51

Options Outstanding at December 31, 2004	151,251	$6.75-$15.50	$13.00

Exercisable at December 31, 2004	86,500	$6.75-$15.50	$11.95

Available for future grant at December 31, 2004	128,750

Weighted-average remaining contractual life in years at December 31, 2004	7.76

Weighted-average grant—date fair value of each option granted
2002	$4.32

2003	$6.21

2004	$6.30

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE O	STOCK OPTION PLAN (CONTINUED)

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which requires compensation costs for stock options to be measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Under this method, no compensation cost was recorded by the Company. Had the Company followed the provisions of SFAS 123, the compensation expense during fiscal 2004, 2003 and 2002 would have amounted to approximately $445,000, $327,000 and $436,000, respectively. Proforma net earnings, had this compensation expense been recorded, would have amounted to approximately $712,000, $1,848,000 and $1,946,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Proforma basic and diluted earnings per share had compensation expense been recorded would be $0.12 and $0.11 for 2004, $.52 and $.49 for 2003, and $.65 and $.63 for 2002, respectively. Assumptions utilized in determining the option values include: risk free interest rate 5.25% in 2004, and 4.5% in 2003 and 2002, 10 year expected life, 10% expected volatility and a dividend yield of .65%, .66%, and .74%, respectively.

NOTE P	EMPLOYEE BENEFIT PLANS

In 1999, the Banks began a 401(K) benefit plan for all eligible Bank employees. Benefit plan expense in 2004, 2003 and 2002 amounted to $7,939, $8,470 and $4,705, respectively. The Banks made discretionary contributions to the plan of $7,650, in 2004 and $25,000 in 2003 and 2002.

In 2000, the Company established deferred compensation plans (the Plans) wherein eligible executives and directors of the Banks and Company (the Participants) earn retirement benefits during their tenure as employees or directors of the Banks and Company subject to certain provisions contained in the Plans. The expense of the Plans, which is based upon actuarial estimates of benefits, is recorded during the period(s) the Participants are employed either by the Bank or serve as directors of the Company. Benefits are provided over future periods of time subsequent to the Participants’ termination of employment from the Bank or at such time that the Participants are no longer directors of the Company as defined by the Plans. At December 31, 2004, 2003 and 2002, the accrued liability associated with the Plans amounted to $804,900, $425,983 and $176,338, respectively. Expense associated with these Plans amounted to $378,917, $249,645 and $157,333 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Plan benefits are indexed to earnings generated by single premium Bank Owned Life Insurance (BOLI). This insurance provides cash values, earnings, and death benefits of varying amounts as defined in the insurance policies. At December 31, 2004, 2003 and 2002, the BOLI asset value, as reflected on the accompanying consolidated statements of condition amounted to $9,514,099, $8,698,334 and $7,884,410, respectively. Earnings on BOLI for the years ended December 31, 2004, 2003 and 2002 amounted to $309,765, $273,924 and $312,797, respectively.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE Q	INCOME TAXES

The components of the provision for federal income tax expense are as follows:

	2004	2003	2002
Current	$236,183	$391,919	$875,095
Deferred	(255,283)	60,189	(222,043)

	$(19,100)	$452,108	$653,052

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% on earnings as follows:

	2004	2003	2002
Taxes calculated at statutory rate	$335,619	$855,439	$981,568
Decrease resulting from:
Nontaxable interest income	(321,929)	(353,073)	(280,776)
Nontaxable increase in cash surrender value	(105,320)	(93,134)	(106,341)
Nondeductable expenses and other	72,530	42,876	58,601

	$(19,100)	$452,108	$653,052

Significant deferred tax assets and liabilities are as follows:

	2004	2003	2002
Deferred Tax Assets
Loan los reserve	$958,882	$826,144	$855,640
Unrealized loss on securities	332,976	301,851	—
Deferred compensation	273,666	138,373	53,493
Deferred acquisition costs	49,680	3,625	6,444

	$1,615,204	1,269,993	915,577

Deferred Tax Liabilities
Depreciable assets	(640,651)	(600,272)	(299,626)
Unrealized gain on securities	—	—	(160,757)
Core deposit intangible	(592,035)	(584,828)	(717,190)

	(1,232,686)	(1,185,100)	(1,177,573)

Net Deferred Tax Asset (Liability)	$382,518	$84,893	$(261,996)

NOTE R	COMMITMENTS AND CONTINGENT LIABILITIES

The Banks have overnight lines of credit amounting to $4,000,000 and $3,000,000 with Texas Independent Bank—The Independent Bankers Bank and Southwest Bank of Texas, respectively. The Banks also have a $15,000,000 available limit for the purchase of Federal Funds through Bank One, NA. At December 31, 2004 and 2003, the Banks had no advances under these lines of credit. At December 31, 2002, the Banks had $4,000,000 outstanding under these lines of credit.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE R	COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Banks are subject to claims and lawsuits, which arise, primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Banks, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the financial position of the Banks.

NOTE S	REGULATORY MATTERS

The Company and Banks are subject to various regulatory capital requirements administered by their primary federal regulators. These regulations for the Bank include, but are not limited to, the payment of dividends in excess of the sum of the current year’s earnings plus undistributed earnings from the prior two years. As of December 31, 2004, the Banks had $4,319,751 of retained earnings that could be paid under this restriction. These regulations for the Company include, but are not limited to, the payment of dividends out of income available over the past year and only if prospective earnings retention is consistent with the Company’s expected future needs and financial condition. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the financial statements of the Company and Banks. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines based on the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s capital amount and the Banks’ classification under the regulatory framework for prompt corrective action guidelines are also subject to qualitative judgments by the regulators.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE S	REGULATORY MATTERS (CONTINUED)

To meet the capital adequacy requirements, the Company and Banks must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2004, 2003 and 2002, that the Company and the Banks met all the capital adequacy requirements to which they are subject.

At the most recent notification from the Banks’ primary regulators, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Banks will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage and capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Banks’ prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004 (Consolidated)
Total Risk Based Capital	$49,420,000	10.7%	$36,922,000	8.0%	N/A
(to Risk Weighted Assets)
Tier 1 Capital	$41,529,000	9.0%	$18,461,000	4.0%	N/A
(to Risk Weighted Assets)
	$41,529,000	7.7%	$21,595,000	4.0%	N/A
(to Adjusted Total Assets)

2004 (First Community Bank—Houston)
Total Risk Based Capital	$42,593,000	9.8%	$34,752,000	8.0%	$43,440,000	10.0%
(to Risk Weighted Assets)
Tier 1 Capital	$38,863,000	9.0%	$17,376,000	4.0%	$26,064,000	6.0%
(to Risk Weighted Assets)
Tier 1 Capital	$38,863,000	7.1%	$21,982,000	4.0%	$27,478,000	5.0%
(to Adjusted Total Assets)

2004 (First Community Bank—San Antonio)
Total Risk Based Capital	$3,654,000	13.8%	$2,120,000	8.0%	$2,650,000	10.0%
(to Risk Weighted Assets)
Tier 1 Capital	$3,454,000	13.0%	$1,060,000	4.0%	$1,590,000	6.0%
(to Risk Weighted Assets)
Tier 1 Capital	$3,454,000	13.3%	$1,040,000	4.0%	$1,300,000	5.0%
(to Adjusted Total Assets)

2003 (Consolidated)
Total Risk Based Capital	$51,291,000	16.0%	$25,696,000	8.0%	N/A
(to Risk Weighted Assets)
Tier 1 Capital	$43,374,000	13.5%	$12,848,000	4.0%	N/A
(to Risk Weighted Assets)
Tier 1 Capital	$43,374,000	9.9%	$17,465,000	4.0%	N/A
(to Adjusted Total Assets)

2003 (First Community Bank )
Total Risk Based Capital	$37,152,000	11.6%	$25,623,000	8.0%	$32,029,000	10.0%
(to Risk Weighted Assets)
Tier 1 Capital	$34,222,000	10.7%	$12,812,000	4.0%	$19,218,000	6.0%
(to Risk Weighted Assets)
Tier 1 Capital	$34,222,000	7.7%	$17,897,000	4.0%	$22,371,000	5.0%
(to Adjusted Total Assets)

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE S	REGULATORY MATTERS (CONTINUED)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2002 (Consolidated)
Total Risk Based Capital	$35,766,000	12.5%	$22,933,000	8.0%	N/A
(to Risk Weighted Assets)
Tier 1 Capital	$32,750,000	11.4%	$11,466,000	4.0%	N/A
(to Risk Weighted Assets)
Tier 1 Capital	$32,750,000	9.4%	$13,969,000	4.0%	N/A
(to Adjusted Total Assets)

2002 (First Community Bank )
Total Risk Based Capital	$26,923,000	11.2%	$19,252,000	8.0%	$24,065,000	10.0%
(to Risk Weighted Assets)
Tier 1 Capital	$24,316,000	10.1%	$9,626,000	4.0%	$14,439,000	6.0%
(to Risk Weighted Assets)
Tier 1 Capital	$24,316,000	7.5%	$13,057,000	4.0%	$16,321,000	5.0%
(to Adjusted Total Assets)

2002 (The Express Bank)
Total Risk Based Capital	$7,899,000	17.4%	$3,638,000	8.0%	$4,548,000	10.0%
(to Risk Weighted Assets)
Tier 1 Capital	$7,490,000	16.5%	$181,900	4.0%	$2,729,000	6.0%
(to Risk Weighted Assets)
Tier 1 Capital	$7,490,000	9.5%	$3,154,000	4.0%	$3,942,000	5.0%
(to Adjusted Total Assets)

NOTE T	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE T	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loan and Lease Receivables—For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. The fair values for other loans and leases are estimated using discounted cash flow analysis, using interest rates being offered for loans with similar terms to borrowers of comparable credit quality. The carrying amount of accrued interest approximates its fair value.

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

Junior Subordinated Debentures/Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts—The fair value of the Junior Subordinated Debentures Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts is considered to be the carrying value at December 31, 2004, 2003 and 2002 due to the rate feature of the securities.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE T	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	2004		2003		2002
	Carrying Amount	Fair Values	Carrying Amount	Fair Values	Carrying Amount	Fair Values
Financial Assets
Cash and cash equivalents	$28,894	$28,894	$24,305	$24,305	$30,821	$30,821
Investment securities	93,798	93,798	116,097	116,097	97,923	97,923
Interest bearing deposits in financial institutions	3,601	3,601	8,266	8,266	1,886	1,886
Other investments	7,896	7,896	3,540	3,540	3,069	3,069
Loans and leases, net	419,422	418,863	284,509	277,221	257,738	248,358
Bank owned life insurance	9,514	9,514	8,698	8,698	7,884	7,884

Total Financial Assets	$563,125	$562,566	$445,415	$438,127	$399,321	$389,941

Financial Liabilities
Deposits	$478,369	$455,138	$367,296	$356,356	$338,267	$328,034
Federal Home Loan Bank advances and Fed Funds purchased	58,740	58,740	43,765	43,765	38,795	38,795
Junior subordinated debentures	18,000	18,000	18,000	18,000	—	—
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	—	—	—	—	10,000	10,000
Other liabilities	1,914	1,914	1,725	1,725	1,968	1,968

Total Financial Liabilities	$557,023	$533,792	$430,786	$419,846	$389,030	$378,797

The fair value estimates are based on pertinent information available to management as of December 31, 2004, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE U	COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) consists of the change in net unrealized gains and losses on investment securities. Other comprehensive income (loss) and its tax effects at December 31, 2003 and 2002 are summarized as follows:

	2004			2003
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) arising during period	$(51,137)	$17,386	$(33,751)	$(1,056,745)	$359,293	$(697,452)
Less reclassification adjustments for net realized gains (losses) on securities no longer held	3,749	(1,275)	2,474	126,512	(43,014)	83,498
Less reclassification adjustments for net realized gains (losses) on securities sold	87,144	(29,629)	57,515	524,567	(178,353)	346,214

Other Comprehensive (Loss) Income	$(142,030)	$48,290	$(93,740)	$(1,707,824)	$580,660	$(1,127,164)

				2002
				Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on investment securities:
Net unrealized holding gains (losses) arising during period				$842,110	$(286,317)	$555,793
Less reclassification adjustments for net realized gains (losses) on securities no longer held				27,647	(9,400)	18,247
Less reclassification adjustments for net realized gains (losses) on securities sold				(289,249)	98,345	(190,904)

Other Comprehensive (Loss) Income				$1,103,712	$(375,262)	$728,450

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE V	SALE OF COMPANY

The Company and Wells Fargo & Company, a Delaware corporation (“Wells Fargo”), entered into an Agreement and Plan of Reorganization dated as of September 1, 2004 (the “Merger Agreement”) whereby a wholly owned subsidiary of Wells Fargo will merge with and into the Company (the “Merger”). The Merger Agreement provides, among other things, for the conversion of the shares of common stock and Series A Preferred Stock and Series B Preferred Stock, of the Company outstanding immediately prior to the time the Merger becomes effective in accordance with the provisions of the Merger Agreement into the right to receive shares of common stock of Wells Fargo valued at an aggregate of $123,655,000. At the time the sale closes all outstanding stock options will become fully vested and exercisable. It is expected that the proposed acquisition will exclude First Community Bank San Antonio, N.A. with $26.4 million in assets and four locations. A management led investor group has proposed to acquire the San Antonio operation for cash prior to the closing of the Wells Fargo transaction. The merger, which will require the approval of the Federal Reserve Board and the Company’s Shareholders, is expected to be completed in the second quarter of 2005.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE W	PARENT COMPANY ONLY FINANCIAL STATEMENTS

FIRST COMMUNITY CAPITAL CORPORATION

STATEMENTS OF CONDITION

	December 31,
	2004	2003
ASSETS

Cash	$753,616	$13,334,463
Investment in subsidiary	57,616,467	41,933,831
Investment in First Community Capital Trust I	155,000	155,000
Investment in First Community Capital Trust II	155,000	155,000
Investment in First Community Capital Trust III	248,000	248,000
Other assets	1,314,078	1,353,224

TOTAL	$60,242,161	$57,179,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accrued interest and other liabilities	$247,508	$168,681
Junior subordinated debentures	18,558,000	18,558,000

Total liabilities	18,805,508	$18,726,681
STOCKHOLDERS’ EQUITY
Preferred stock, Series A	3,850	3,850
Preferred stock, Series B	3,757	3,757
Common Stock	31,675	28,900
Treasury Stock, at par	(128)	(128)
Capital Surplus	37,308,720	34,576,191
Retained earning	4,768,464	4,426,212
Accumulated other comprehensive (loss) income	(679,685)	(585,945)

Total stockholders’ equity	41,436,653	38,452,837

TOTAL	$60,242,161	$57,179,518

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE W	PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

FIRST COMMUNITY CAPITAL CORPORATION

STATEMENTS OF EARNINGS

	For the Years Ended December 31,
	2004	2003	2002
OPERATING INCOME:
Dividends from subsidiaries	$1,734,753	$829,586	$984,906
Other income	—	1,647	62,049

Total Income	1,734,753	831,233	1,046,955

OPERATING EXPENSE
Junior subordinated debentures interest expense	1,155,788	795,405	—
Minority interest expense, Company obligated manditorily redeemable trust preferred securities of subsidiary trust			832,084
Other expenses	433,123	299,106	280,567

Total operating expense	1,588,911	1,094,511	1,112,651

INCOME(LOSS) BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	145,842	(263,278)	(65,696)
FEDERAL INCOME TAX BENEFIT	512,999	308,892	358,582

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	658,841	45,614	292,886
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	347,373	2,018,276	1,941,027

NET INCOME	$1,006,214	$2,063,890	$2,233,913

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE W	PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

FIRST COMMUNITY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,006,214	$2,063,890	2,233,913

Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(347,373)	(2,018,276)	(1,941,027)
Decrease (increase) in the assets	39,146	(380,203)	(44,673)
Increase in accrued interest payable and other liabilities	78,827	41,335	53,647

Total Adjustments	(229,400)	(2,357,144)	(1,932,053)

Net cash used by operating activities	776,814	(293,254)	301,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest-bearing deposits in financial institutions	—	—	5,219,784
Capital contribution to subsidiary	(15,429,003)		(14,946,242)

Net cash provided by investing activities	(15,429,003)	—	(9,726,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Preferred Stock, series A	—	—	4,917,840
Issuance of Preferred Stock, series B	—	5,581,583	—
Issuance of Common Stock	2,735,304	241,000	5,440,331
Payment of dividends	(663,962)	(638,062)	(459,887)
Proceeds from issuance of Company obligated mandatorily redeemable trust preferred securities	—	8,000,000	—
Purchase of treasury stock	—	—	(41,000)
Net cash used by financing activities	2,071,342	13,184,521	9,857,284

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,580,847)	12,891,267	432,688
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,334,463	443,196	10,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$753,616	$13,334,463	$443,196