Form 10-Q
period 2005-03-31
FIRST COMMUNITY CAPITAL CORP
filed 2005-05-16
CIK 1138677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

(281) 996-1000

(Registrant’s telephone number, including area code)

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

As of May 12, 2005, there were 3,184,619 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
ASSETS
Cash and non-interesting bearing due from banks	$26,708,773	$26,993,725
Federal funds sold	5,000,000	1,900,000

Total cash and cash equivalents	31,708,773	28,893,725
Securities available for sale	88,448,480	93,797,865
Interest-bearing deposits in financial institutions	3,723,242	3,601,402
Other investments	2,961,709	2,999,515
Loans and leases, net of unearned fees	427,788,289	423,351,988
Less allowance for possible credit losses	(4,126,376)	(3,929,612)

Loans and leases, net	423,661,913	419,422,376
Bank premises and equipment, net	13,433,285	12,950,728
Accrued interest receivable	2,191,250	2,287,332
Federal Home Loan Bank stock	4,737,100	3,504,400
Federal Reserve Bank stock	1,392,000	1,392,000
Bank owned life insurance	9,670,416	9,514,099
Other real estate owned	2,164,221	2,164,221
Goodwill	13,872,690	13,872,690
Core deposit intangible	1,973,289	2,103,369
Other assets	3,614,707	2,784,206

Total	$603,553,075	$599,287,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$138,594,001	$146,056,008
Interest-bearing	318,494,360	332,583,347

Total Deposits	457,088,361	478,639,355
Federal Home Loan Bank borrowings	83,839,570	58,739,570
Accrued interest payable and other liabilities	2,534,118	1,914,350
Junior subordinated debentures	18,558,000	18,558,000

Total Liabilities	562,020,049	557,851,275

Stockholders’ Equity
Preferred stock, Series A-$0.01 par value, 2,000,000 shares authorized: 384,999 shares outstanding at March 31, 2005 and December 31, 2004	3,850	3,850
Preferred stock, Series B-$0.01 par value, 666,667 shares authorized: 375,654 shares outstanding at March 31, 2005 and December 31, 2004	3,757	3,757
Common stock-$0.01 par value, 5,000,000 shares authorized; 3,196,467 and 3,167,467 shares issued and 3,183,619 and 3,154,619 shares outstanding at March 31, 2005 and December 31, 2004, respectively.	31,965	31,675
Treasury stock, at par; 12,848 shares	(128)	(128)
Capital surplus	37,643,680	37,308,720
Retained earnings	5,350,760	4,768,464
Accumulated other comprehensive loss	(1,500,858)	(679,685)

Total Stockholders’ Equity	41,533,026	41,436,653

Total	$603,553,075	$599,287,928

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Interest and fees on loans and leases	$7,059,343	$5,526,339
Securities available for sale	906,912	1,140,175
Other investments	60,993	26,526
Federal funds sold	19,775	16,984

Total Interest Income	8,047,023	6,710,024

INTEREST EXPENSE
Deposits	1,783,693	1,290,003
Subordinated debentures	318,476	265,773
Other borrowed funds	484,881	225,401

Total Interest Expense	2,587,050	1,781,177

NET INTEREST INCOME	5,459,973	4,928,847

PROVISION FOR POSSIBLE CREDIT LOSSES	(650,000)	(475,001)

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES	4,809,973	4,453,846

NON-INTEREST INCOME
Service charges	910,499	1,020,843
Gain on sales of securities	744	66,361
Other	639,229	136,640

Total Non-Interest Income	1,550,472	1,223,844

NON-INTEREST EXPENSE
Salaries and employee benefits	2,932,745	2,454,503
Net occupancy and equipment expense	1,124,505	979,160
Professional and outside service fees	650,730	618,718
Office expenses	336,277	337,838
Other	824,398	897,244

Total Non-Interest Expense	5,868,655	5,287,463

EARNINGS BEFORE INCOME TAXES	491,790	390,227

INCOME TAX (BENEFIT) EXPENSE	(90,506)	44,291

NET EARNINGS	$582,296	$345,936

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$494,708	$258,348

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.08

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
NET EARNINGS	$582,296	$345,936

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on available for sale securities	(821,173)	697,445

COMPREHENSIVE (LOSS) INCOME	$(238,877)	$1,043,381

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	March 31, 2005
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2004	$3,850	$3,757	$31,675	$(128)	$37,308,720	$4,768,464	$(679,685)	$41,436,653
Issuance of Common Stock (29,000 shares)	—	—	290	—	334,960	—	—	335,250
Net Earnings	—	—	—	—	—	582,296	—	582,296
Unrealized Loss on Securities	—	—	—	—	—	—	(821,173)	(821,173)

Total Comprehensive Loss	—	—	—	—	—	—	—	(238,877)

Balance - March 31, 2005	$3,850	$3,757	$31,965	$(128)	$37,643,680	$5,350,760	$(1,500,858)	$41,533,026

	March 31, 2004 (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Total
Balance - December 31, 2003	$3,850	$3,757	$28,900	$(128)	$34,576,191	$4,426,212	$(585,945)	$38,452,837
Issuance of Common Stock (3,320 shares)	—	—	33	—	48,531	—	—	48,564
Net Earnings	—	—	—	—	—	345,936	—	345,936
Unrealized Gain on Securities	—	—	—	—	—	—	697,445	697,445

Total Comprehensive Income	—	—	—	—	—	—	—	1,043,381

Balance - March 31, 2004	$3,850	$3,757	$28,933	$(128)	$34,624,722	$4,772,148	$111,500	$39,544,782

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$582,296	$345,936

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for possible credit losses	650,000	475,001
Provision for depreciation	413,014	316,853
Amortization of core deposits	130,080	109,842
Amortization and accretion of premiums and discounts on investment securities, net	146,967	195,419
Gain (Loss) on sale of investment securities, net	(744)	(66,361)
Change in operating assets and liabilities:
Accrued interest receivable	96,082	138,491
Other real estate owned	—	(651,315)
Other assets	(830,501)	(319,765)
Accrued interest payable and other liabilities	619,768	941,970

Total adjustments	1,224,666	1,140,135

Net cash provided by operating activities	1,806,962	1,486,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of investment securities	6,158,992	21,318,598
Purchases of investment securities	(1,739,197)	(19,121,706)
Decrease in deposits in financial institutions	(121,840)	4,533,975
Purchase of other investments	—	(2,710,000)
Net increase in loans	(4,889,537)	(17,600,075)
Purchases of bank premises and equipment	(895,571)	(164,019)
Purchase of Federal Home Loan Bank stock	(1,232,700)	(323,600)
Purchased of Federal Reserve Bank stock	—	(369,600)
Community State Bank acquisition	—	(9,812,338)
Cash from acquisition of Community State Bank	—	12,583,756
Change in cash surrender value of life insurance	(156,317)	(60,000)

Net cash used by investing activities	(2,876,170)	(11,725,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Federal Home Loan Bank borrowings	25,100,000	(1,500,000)
Proceeds from sale of common stock	335,250	48,564
Net increase (decrease) in noninterest-bearing deposits	(7,462,007)	10,449,084
Net increase in interest-bearing deposits	(14,088,987)	12,043,623

Net cash provided by financing activities	3,884,256	21,041,271

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,815,048	10,802,333

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,893,725	24,304,702

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,708,773	$35,107,035

See accompanying notes.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE A BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-K of First Community Capital Corporation for the year ended December 31, 2004.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 148 (“Statement 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. Statement 148 amends FASB No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”) to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. First Community Capital Corporation has adopted only the disclosure provisions included in Statement 148, which are included in the notes to the consolidated financial statements for the three months ending March 31, 2005 and 2004.

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

	Three Months Ended March 31,
	2005	2004
Net Earnings, as reported	$582,296	$345,936
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of all tax effects	(31,726)	(36,865)

Undeclared Dividends on Preferred Stock, Series A	(87,588)	(87,588)

Pro Forma Net Earnings Available to Common Stockholders	$462,982	$221,483

Earnings Per Share:
Basic-as reported less undeclared dividends on preferred stock	$0.16	$0.09
Basic-pro forma	$0.15	$0.08
Diluted-as reported less undeclared dividends on preferred stock	$0.14	$0.08
Diluted-pro forma	$0.13	$0.07

Weighted Average Shares Used to Compute EPS:
Basic	3,103,464	2,879,342
Diluted	3,492,989	3,361,908

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004 (UNAUDITED)

Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) - “Share-Based Payment (Revised 2004)” establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Company will implement SFAS 123R effective July 1, 2005, the effect of which is not anticipated to have a material effect on the Company’s results of operations.

NOTE B EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed as follows:

	Three Months Ended March 31,
	2005		2004
	Amount	Per Share	Amount	Per Share
Net Earnings	$582,296		$345,936

Less undeclared dividends on preferred stock, Series A	(87,588)		(87,588)

Net earnings available to common shareholders	$494,708		$258,348

Basic
Weighted Average Shares outstanding	3,103,464	$0.16	2,879,342	$0.09

Diluted
Add incremental shares for:
Conversion of dilutive stock options	13,871		406,612
Conversion of preferred stock, series B	375,654		375,654

	3,492,989	$0.14	3,361,908	$0.08

NOTE C STATEMENTS OF CASH FLOWS

Interest payments of $2.5 million and $1.7 million were made during the three-month periods ended March 31, 2005 and 2004, respectively. The Company made no federal income tax payments of during the three-month periods ended March 31, 2005 and 2004, respectively.

NOTE D ACQUISITIONS

On January 6, 2004, the Company acquired Grimes County Capital Corporation, a Texas corporation and the parent company of Community State Bank, for aggregate consideration of $9.5 million in cash. In addition, the Company paid a net tax liability of $1.7 million in the fourth quarter 2004 as a result of this transaction. The Company will ultimately realize a tax savings of this amount as goodwill is deducted for tax purposes in future years. The acquisition of Grimes County resulted in the recognition of $7,294,265 in goodwill and $898,000 in a core deposit intangible. Under Statement of Financial Accounting Standards No. 142, the goodwill recorded as a result of the Community State Bank acquisition will be periodically tested for impairment and written down to fair value if considered impaired. The core deposit intangible will be amortized based upon a calculated attrition rate over ten years. On May 10, 2004 the Company completed its conversion of Community State Bank to a national bank and began operating it as a separate subsidiary of the Delaware Company, headquartered in San Antonio, Texas. As part of this process, First Community Bank - Houston purchased substantially all the assets and assumed the liabilities of Community State Bank and transferred the deposits and assets associated with the Bank’s San Antonio branch office to the new subsidiary, First Community Bank San Antonio.

FIRST COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004 (UNAUDITED)

The results of operations of Grimes County are effectively reflected in the March 31, 2004 consolidated statement of earnings for the entire period presented due to the early January 2004 date of acquisition and therefore no supplemental pro forma information is presented for the period ending March 31, 2004.

NOTE E SALE OF COMPANY

The Company and Wells Fargo & Company, a Delaware corporation (“Wells Fargo”), entered into an Agreement and Plan of Reorganization dated as of September 1, 2004 (the “Merger Agreement”) whereby a wholly owned subsidiary of Wells Fargo will merge with and into the Company (the “Merger”). The Merger Agreement provides, among other things, for the conversion of the shares of common stock and Series A Preferred Stock and Series B Preferred Stock of the Company outstanding immediately prior to the time the Merger becomes effective, in accordance with the provisions of the Merger Agreement, into the right to receive shares of common stock of Wells Fargo valued at an aggregate of $123,655,000. At the time the sale closes all outstanding stock options will become fully vested and exercisable. It is expected that the proposed acquisition will exclude First Community Bank San Antonio, N.A. with $31.4 million in assets and four locations. A management led investor group has proposed to acquire the San Antonio operation for cash prior to the closing of the Wells Fargo transaction. The merger, which will require the approval of the Federal Reserve Board and the Company’s Shareholders, is expected to be completed in the second quarter of 2005.

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

General Overview

First Community Capital Corporation (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in January 2001 to serve as a bank holding company for First Community Bank, N.A. (the “Bank”). In January 2004, the Company acquired Grimes County Capital Corporation and its wholly-owned subsidiary, Community State Bank located in Houston, Texas. On May 10, 2004 the Company completed its plans to convert Community State Bank to a national bank and operate it as a separate subsidiary of the Company headquartered in San Antonio, Texas, known as First Community Bank San Antonio, N.A. (the “San Antonio Bank”). The Company owns the Bank and the San Antonio Bank (together, the “Banks”), through its wholly owned Delaware subsidiary, First Community Capital Corporation of Delaware, Inc. (the “Delaware Company”). The Company, through the Banks, provides a diversified range of commercial banking products and services to small and medium-sized businesses, public and governmental organizations and consumers through 17-full-service banking locations in or near Houston, Texas and 4-full-service banking locations in San Antonio, Texas. The Company’s headquarters are located in Houston, Texas. The Company has grown through a combination of internal growth, including the opening of two de novo branches and the acquisition of Grimes County Capital Corporation. The Company’s headquarters are located at 14200 Gulf Freeway, Houston, Texas 77034, and its telephone number at that location is (281) 996-1000.

On September 1, 2004, the Company and Wells Fargo & Company, a Delaware corporation (“Wells Fargo”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) whereby a wholly owned subsidiary of Wells Fargo will merge with and into the Company (the “Merger”). The Merger Agreement provides, among other things, for the conversion of the shares of Common Stock and Series A Preferred Stock and Series B Preferred Stock of the Company outstanding immediately prior to the time the Merger becomes effective, in accordance with the provisions of the Merger Agreement, into the right to receive shares of common stock of Wells Fargo valued at an aggregate of $123,655,000. It is expected that the proposed acquisition will exclude the San Antonio Bank, with $31.4 million in assets and four locations. A management led investor group has proposed to acquire the San Antonio Bank for cash prior to the closing of the Wells Fargo transaction. The merger, which will require the approval of the Federal Reserve Board and the Company’s shareholders, is expected to be completed in the second quarter of 2005.

For the three months ended March 31, 2005 net earnings were $582.3 thousand, a $236.4 thousand or 68.3% increase compared with net earnings of $345.9 thousand for the three months ended March 31, 2004. The increase in earnings was primarily the result of proceeds received from a bank owned key man life insurance policy and proceeds received due to the merger of Discover and Pulse.

Total assets were $603.6 million at March 31, 2005 compared with $599.3 million at December 31, 2004, an increase of $4.3 million or 0.7%. Total loans and leases, net of unearned discount and fees and allowance for possible credit losses, increased to $423.7 million at March 31, 2005 from $419.4 million at December 31, 2004, an increase of $4.3 million or 1.0%. Total deposits were $457.1 million at March 31, 2005 compared with $478.6 million at December 31, 2004, a decrease of $21.5 million or 4.5%. The decrease is the result of normal deposit transactions during the first quarter of the year. Stockholders’ equity increased approximately $100 thousand during the three month period ended March 31, 2005 compared with year-end 2004, primarily the result of current year earnings and issuance of common stock through the exercise of options which was partially offset by an increase in the unrealized losses on the Company’s available for sale investment securities portfolio.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are disclosed in Note A of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in its Form 10-K for the year ended December 31, 2004. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

Stock–based Compensation – The Company accounts for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Pro forma disclosures of net income and earnings per share assuming the fair value-based accounting method are set forth in Note A to the Company’s interim unaudited Consolidated Financial Statements included herein for the period ended March 31, 2005.

Statement of Financial Accounting Standards No 123, Share-Based Payment (“SFAS No 123R”) requires that stock-based compensation be recognized as compensation expense in the income statement based on their fair values on the date of the grant. The provisions of this statement become effective for all equity awards granted after July 1, 2005.

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

Goodwill and Other Intangible Assets

The Banks have recorded goodwill that is not subject to amortization in accordance with SFAS NO. 12 in the amount of $13.9 million at March 31, 2005. The changes in the carrying amount of core deposit intangibles and goodwill for the years ended December 31, 2002, 2003 and 2004 and the three months ended March 31, 2005 are as follows:

	Core Deposit Intangibles	Goodwill	Total
	(dollars in thousands)
Balance, May 10, 2002	$2,369	$6,578	$8,947
Amortization	(260)	—	(260)

Balance, December 31, 2002	2,109	6,578	8,687
Amortization	(389)	—	(389)

Balance, December 31, 2003	$1,720	$6,578	$8,298

Intangibles resulting from acquisition (1)	898	7,295	8,193
Amortization	(514)	—	(514)

Balance December 31, 2004	$2,104	$13,873	$15,977
Amortization	(130)	—	(130)

Balance, March 31, 2005	1,974	13,873	15,847

(1)	Core deposit intangibles and goodwill resulting from the acquisition of Community State Bank on January 6, 2004.

Results of Operations

Earnings

For the three months ended March 31, 2005, the Company earned $582.3 thousand, or $0.16 per weighted average common share ($0.14 per common share on a fully diluted basis), compared with $345.9 thousand for the three months ended March 31, 2004, or $.09 per weighted average common share ($.08 per common share on a fully diluted basis). The increase in earnings was primarily the result of proceeds received from a bank owned key man life insurance policy and proceeds received due to the merger of Discover and Pulse.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including investment securities and loans and leases, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits, trust preferred securities and other borrowed funds, referred to as a “rate change.”

Net interest income increased $531 thousand or 10.8% to $5.5 million for the three months ended March 31, 2005 compared with $4.9 million for the three months ended March 31, 2004. The increase is primarily attributable to loan growth during the last three quarters of 2004.

The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, in an attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. Approximately 30.3% of the Company’s deposits consists of non-interest bearing deposits and approximately 30.7% are in low cost savings deposits, as compared to higher cost certificates of deposits. These lower cost deposits have contributed to both a lower cost of funds and the Company’s ability to maintain a strong net interest margin in the low interest rate environment of the last two years.

For the three months ended March 31, 2005, the net interest margin was 4.17% compared to 4.30% for the three months ended March 31, 2004.

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

	For the Three Months Ended March 31,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$429,191	$7,059	6.67%	$329,590	$5,526	6.72%
Taxable securities	80,268	793	4.01	104,483	1,010	3.88
Tax-exempt securities	11,883	114	3.89	12,985	130	4.02
Federal funds sold and other temporary investments	10,043	81	3.27	12,620	44	1.40

Total interest-earning assets	531,385	8,047	6.14%	459,678	6,710	5.85%

Less allowance for possible credit losses	(4,151)			(3,395)

Total interest-earning assets, net of allowance for possible credit losses	527,234			456,283
Non-interest-earning assets	74,187			75,754

Total assets	$601,421			$532,037

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$35,334	$108	1.24%	$36,935	$166	1.80%
Saving and money market accounts	112,428	308	1.11	124,681	225	0.72
Time deposits	177,017	1,368	3.13	147,931	899	2.44
Jr. subordinated debentures	18,558	318	6.95	18,000	266	5.93
Federal funds purchased & other borrowings	77,603	485	2.53	44,753	225	2.02

Total interest-bearing liabilities	420,940	2,587	2.49%	372,300	1,781	1.92%

Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	138,194			116,600
Other liabilities	802			4,072

Total liabilities	559,936			492,972

Stockholders’ equity	41,485			39,065

Total liabilities and stockholders’ equity	$601,421			$532,037

Net interest income		$5,460			$4,929

Net interest spread			3.65%			3.93%
Net interest margin(1)			4.17%			4.30%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2005 vs. 2004
	Increase (Decrease) due to
	Amount	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans and leases, including fees	$1,619	$(86)	$1,533
Investment securities	(247)	14	(233)
Federal funds sold and other investments	(9)	46	37

Total increase (decrease) in interest income	1,363	(26)	1,337

Interest-bearing liabilities:
Deposits other than time	(35)	60	25
Time, $100,000 and over	64	83	147
Time under $100,000	179	143	322
Trust preferred Jr. subordinated debentures	9	43	52
Federal funds purchased and other borrowings	205	55	260

Total increase (decrease) in interest expense	422	384	806

Increase (decrease) in net interest income	$941	$(410)	$531

Provision for Possible Credit Losses

The provision for possible credit losses is established through charges to earnings in the form of a provision in order to bring the Company’s allowance for possible credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition - Allowance for Possible Credit Losses.” The Company performs an analysis of its allowance for possible credit losses on a quarterly basis. For the three months ended March 31, 2005, the provision for possible credit losses increased by $175.0 thousand to $650.0 thousand compared with $475.0 thousand for the three months ended March 31, 2004. The increase in loan loss reserve was due to loan growth and an increase in the portfolio of non-performing loans.

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

The following table compares the various components of the change in non-interest income and non-interest expense information for the periods indicated:

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)	Percent Change
	(Dollars in thousands)
Non-interest income:
Service charges on deposit accounts	$910	$1,021	$(111)	(10.9)%
Other operating income	639	137	502	366.4%
Gain on sale of securities	1	66	(65)	(98.5)%

Total non-interest income	$1,550	$1,224	$326	26.6%

Non-interest expense:
Employee compensation and benefits	$2,933	$2,454	$479	19.5%
Non-staff expenses:
Occupancy expense and equipment	1,125	979	146	14.9%
Professional and outside service fees	651	619	32	5.2%
Office expenses	336	338	(2)	(0.6)%
Other	824	897	(73)	(8.1)%

Total non-staff expenses	2,936	2,833	103

Total non-interest expense	$5,869	$5,287	$582	11.0%

For the three months ended March 31, 2005, the Company earned $910 thousand in income from service charges, a decrease of $111 thousand or 10.9% in income from service charges compared with income from service charges of $1.0 million for the three months ended March 31, 2004. Total non-interest income increased this period by $326 thousand or 26.6% compared with the same period in 2004. The increase in earnings was primarily the result of proceeds received from a bank owned key man life insurance policy and proceeds received due to the merger of Pulse and Discover.

Non-interest expense for the three months ended March 31, 2005 increased $582 thousand or 11.0% to $5.9 million compared with non-interest expense of $5.3 million for the three months ended March 31, 2004. The increase during the period is mainly the result of increased salary and employee benefit expenses and occupancy expenses connected with the San Antonio expansion and internal growth.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expense. Income tax expense decreased $134.7 thousand resulting in a benefit in the amount of $90.5 thousand for the three months ended March 31, 2005 compared with tax expense of $44.2 thousand for the three months ended March 31, 2004. The decrease during this period was partially due to non-taxable income related to the proceeds from bank owned key man life insurance policy and an increase in loan interest income from non-taxable entities.

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

At March 31, 2005, loans and leases, net of unearned discount and fees, had increased $4.3 million or 1.0% to $423.7 million from $419.4 million at December 31, 2004. The increase was due to internal growth.

The following table shows the composition of the Company’s loan and lease portfolio as of March 31, 2005 and December 31, 2005:

	As of March 31, 2005		As of December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, financial and industrial	$101,050	23.6%	$102,487	24.2%
Construction/land development	49,017	11.5%	49,981	11.8%
Real estate:
1-4 Family first lien	20,542	4.8%	20,908	4.9%
1-4 Family jr. lien	6,219	1.5%	6,157	1.5%
Multi family residential	3,098	0.7%	3,042	0.7%
Non farm non-residential	215,971	50.5%	208,399	49.2%
Consumer	27,423	6.4%	26,886	6.4%
Lease financing	5,865	1.4%	7,109	1.7%

Gross loans and leases	429,185	100.3%	424,969	100.4%
Less: unearned discount and fees	(1,397)	(0.3)%	(1,617)	(0.4)%

Total loans and leases	$427,788	100.0%	$423,352	100.0%

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

Non-performing Assets

The Company had $8.3 million and $5.5 million in non-performing assets for the periods ended March 31, 2005 and December 31, 2004, respectively. Management believes the risks in non-performing assets to be significant as there may be some portion of the principal which will become uncollectible. The increase of $2.8 million was primarily attributable to one relationship totaling $1.7 million that entered into bankruptcy in the first quarter of 2005.

The accrual of interest on a loan or lease is discontinued when, in the opinion of management (based upon such criteria as default in payment, asset deterioration, decline in cash flow, recurring operating loss, declining sales, bankruptcy and other financial conditions which could result in default), the borrower’s financial condition is such that the collection of interest is doubtful. The Company has a general policy of placing past due loans and leases on non-accrual status when such loans and leases are 90 days or more past due or when management believes that the collateral may be insufficient to cover both interest and principal of the loan or lease. As of March 31, 2005, 56 loans and leases in the aggregate amount of $5.9 million were on non-accrual status.

Placing a loan or lease on non-accrual status has a two-fold impact on net interest income. First, it may cause a charge against earnings for the interest, which had been accrued but not yet collected on the loan or lease. Secondly, it eliminates future interest earnings with respect to that particular loan from the Company’s revenues. Interest on such loans or leases is not recognized until the entire principal amount is collected or until the loan or lease is returned to a performing status.

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

The Company may renegotiate the terms of a loan or lease because of deterioration in the financial condition of a borrower. This renegotiation enhances the probability of collection. There were no restructured loans or leases at March 31, 2005 or December 31, 2004. The Company obtains appraisals on loans secured by real estate, as required by applicable regulatory guidelines, and may update such appraisals for loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for possible credit losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell.

Other real estate consists of property owned by the Company as a result of foreclosure on collateral or similar actions. It is recorded at fair value at the time of acquisition, less estimated selling costs. As of March 31, 2005 the Company’s other real estate totaled $2.2 million and consisted of nine commercial properties.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans and leases	$5,898	$2,929
Restructured loans and leases	—	—
Loans and leases which are contractually past due 90 or more days as to interest or principal payments but are not included above	213	394

Total nonperforming loans and leases	6,111	3,323
Other real estate	2,164	2,164

Total nonperforming assets	$8,275	$5,487

Ratios:
Nonperforming loans and leases to total loans and leases	1.4%	0.8%
Nonperforming assets to total loans and leases plus other real estate	1.9%	1.3%

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

In making its evaluation, management considers factors such as the Company’s historical loan and lease loss experience, the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and leases and related collateral security, the evaluation of the loan portfolio by the monthly external loan reviews that had been conducted by Temple and Associates for the first three quarters of 2004 and other relevant factors including in house reviews performed for the fourth quarter of 2004 and first quarter of 2005. Charge-offs occur when loans are deemed to be uncollectible.

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. In addition, the Company had contracted with Temple and Associates to perform a monthly loan review through the third quarter of 2004. Due to the pending sale of the Company only in house reviews were conducted for the fourth quarter of 2004 and first quarter of 2005. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for possible credit losses. Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At March 31, 2005, the Company had $10.0 of loans classified as “substandard”, compared to $8.2 at March 31, 2004.

The internally classified loan list and certain other non-classified, non-criticized loans are maintained on the Bank’s internal “watch list”. Along with the delinquency list, these loans are closely monitored to ensure appropriate steps are taken to ensure collection. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for possible credit losses. At March 31, 2005, the Company had $4.0 of such loans.

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

The Company charged off a net of $454.0 thousand (0.43% of average net loans and leases) and $1.6 million (0.44% of average loans and leases) in loans and leases during the three-month period ended March 31, 2005 and the year ended December 31, 2004, respectively.

As of March 31, 2005, the Company’s allowance for possible credit losses was $4.1 million or 0.96% of the average net loans and leases compared with $3.9 million or 1.07% of the average net loans and leases as of December 31, 2004. Although additional losses may occur, based on the detailed analysis and evaluation performed, management believes the allowance for possible credit losses to be adequate to absorb probable losses inherent in the loan and lease portfolio at March 31, 2005.

The following table presents, for the periods indicated, an analysis of the allowance for possible credit losses and other related data:

	As of and for the Three Months Ended March 31, 2005	As of and for the Year Ended December 31, 2004
	(Dollars in thousands)
Loans and leases(1):

Average net loans and leases outstanding during period	$429,191	$366,867

Gross loans and leases outstanding at end of period	$427,788	$423,352

Transactions in Allowance for Possible Credit Losses:

Balance at beginning of period	$3,930	$2,930
Balance acquired in the Community State Bank acquisition	—	603
Charge-offs for period:
Commercial and industrial	(444)	(1,257)
Real estate	(—)	(88)
Leases	(9)	(210)
Consumer and other	(15)	(254)
Recoveries of loans and leases previously charged off:
Commercial and industrial	9	55
Real estate	—	9
Leases	5	70
Consumer and other	—	47

Net charge offs	(454)	(1,628)
Provision for possible credit losses	650	2,025

Allowance for possible credit losses at end of period	$4,126	$3,930

Ratios:
Net loan and lease charge-offs (annualized) to average net loans and leases	0.43%	0.44%
Net loan and lease charge-offs (annualized) to end of period net loans and leases	0.43%	0.38%
Allowance to average net loans and leases	0.96%	1.07%
Allowance to end of period net loans and leases	0.96%	0.93%
Net loan and lease charge-offs annualized to allowance	44.01%	41.42%

(1)	All loan and lease amounts are net of unearned discount.

The following table describes the allocation of the allowance for possible credit losses among various categories of loans and leases and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the loans and leases.

	As of March 31 2005		As of December 31, 2004
	Amount	Percent of Loans to Total Loans and Leases	Amount	Percent of Loans to Total Loans and Leases
	(Dollars in thousands)
Balance of allowance for possible credit losses applicable to:
Commercial, financial and industrial	$788	23.5%	$571	24.1%
Real estate	933	68.7%	573	67.9%
Consumer (net)	62	6.4%	51	6.3%
Lease financing	152	1.4%	183	1.7%
Unallocated	2,191	—	2,552	—

Total allowance for possible credit losses	$4,126		$3,930

Deposits and Liability Management

The Company relies primarily on its deposit base to fund its lending and investment activities. The Company follows a policy of paying interest rates on interest-bearing accounts which are competitive with other commercial banks in its market area. It sells federal funds on an overnight basis and from time to time makes other investments with various maturities. The Company follows a policy of not soliciting or accepting brokered deposits.

The following table presents an analysis of deposits by type at the indicated dates:

	March 31, 2005	December 31, 2004
	Amount	Amount
	(Dollars in thousands)
Noninterest-bearing deposits	$138,594	$146,056
Interest-bearing deposits	140,380	151,282
CDs in amounts of less than $100M	87,899	84,465
CDs in amounts of $100M or more	90,215	96,836

Total deposits	$457,088	$478,639

The Company’s total deposits decreased from $478.6 million as of December 31, 2004 to $457.1 million as of March 31, 2005, which represented an decrease of $21.5 million or 4.5%. Non-interest-bearing deposits constituted 30.3% of total deposits at March 31, 2005 compared to 30.5% at December 31, 2004.

The amount of deposits in certificates of deposit (“CDs”) including IRAs and public funds in amounts of $100.0 thousand or more was 19.7% of deposits as of March 31, 2005 compared to 20.8% as of December 31, 2004.

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

Interest expense on CDs in amounts of $100.0 thousand or more was $643.7 and $533.9 thousand for the three months ended March 31, 2005 and 2004, respectively. This increase in interest expense is primarily the result of increased interest rates in 2005. Interest expense on CDs in amounts of $100.0 thousand or more was $2.8 million for the year ended December 31, 2004. The higher cost of such funds relative to other deposits can have a negative impact on the Company’s net interest margin.

The following table sets forth the amount of the Company’s certificates of deposit that are $100.0 thousand or greater by the time remaining until maturity as of March 31, 2005:

As of March 31, 2005
(Dollars in thousands)
Remaining maturity
Three months or less	$15,879
Over three months through six months	10,683
Over six months through one year	12,932
Over one year	50,721

Total	$90,215

Borrowings

During the first quarter of 2005, borrowings consisted of Federal Home Loan Bank advances. At March 31, 2005, FHLB borrowings were $83.8 million compared to $58.7 million at December 31, 2004. There were no federal funds purchased at March 31, 2005 or December 31, 2004. The increase in FHLB borrowings were primarily the result of loan growth and a decrease in deposits during the three months ended March 31, 2005. As of March 31, 2005, the Company had $18.6 million of junior subordinated debentures outstanding issued to its subsidiary business trusts.

First Community Capital Trust I (Trust I), First Community Capital Trust II (Trust II) and First Community Capital Trust III (Trust III).

Description	Issue Date	Trust Preferred Securities Outstanding	Interest Rates	Junior Subordinated Debt Owned to Trusts	Final Maturity Date
Trust I	3/28/2001	$5,000,000	10.18% Fixed	$5,155,000	6/8/2031
Trust II	11/28/2001	5,000,000	LIBOR Floating +3.75 bp	5,155,000	12/28/2031
Trust III	12/15/2003	8,000,000	LIBOR Floating +2.75 bp	8,248,000	12/28/2033

		$18,000,000		$18,558,000

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

At March 31, 2005 and December 31, 2004, the Company had outstanding unfunded standby letters of credit, which are primarily cash secured, totaling $746.0 thousand and $790.6 thousand, respectively, and unfunded loan commitments of $81.7 million and $123.9 million, respectively.

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

Correspondent Banks

In the ordinary course of its operations, the Company maintains correspondent bank accounts with various banks, which accounts aggregated approximately $25.7 million as of March 31, 2005. The largest of these accounts is with Federal Reserve Bank of Dallas, which is the principal bank through which the Company clears checks. As of March 31, 2005, the balance in this account was approximately $19.4 million. Each of the correspondent accounts is a demand account and the Company receives from such correspondents the normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and sales and purchases of federal funds.

Investment Portfolio

The Company uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities available for sale totaled $88.4 million at March 31, 2005, a decrease of $5.4 million or 5.8% from $93.8 million at December 31, 2004. The average life of the securities portfolio at March 31, 2005 was 4.8 years compared to 4.6 years at December 31, 2004.

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized. The Company has no securities classified as trading or held to maturity at March 31, 2005.

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

Capital Resources

Total stockholders’ equity was $41.5 million at March 31, 2005 compared with $41.4 million at December 31, 2004, an increase of $100 thousand or .24%. The increase was due to increased earnings and the exercise of stock options partially offset by an increase in the unrealized losses on the Company’s available for sale investment securities portfolio.

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

The risk-based capital standards issued by the Federal Reserve require the Company to have “Tier 1 capital” of at least 4.0% and “total risk-based capital” (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity, trust preferred securities, and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of March 31, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions	Actual Ratio at March 31, 2005
The Company
Leverage ratio	4.00	%(1)	N/A	7.04%
Tier 1 risk-based capital ratio	4.00		N/A	8.94
Total risk-based capital ratio	8.00		N/A	10.63
First Community Bank, N.A.
Leverage ratio	4.00	%(2)	5.00%	7.20%
Tier 1 risk-based capital ratio	4.00		6.00	9.35
Total risk-based capital ratio	8.00		10.00	10.25
First Community Bank San Antonio, N. A.
Leverage ratio	4.00	%(2)	5.00%	11.50%
Tier 1 risk-based capital ratio	4.00		6.00	10.02
Total risk-based capital ratio	8.00		10.00	10.81

(1)	The Federal Reserve may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Banks to maintain a leverage ratio above the required minimum.

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

The liquidity of the Company is maintained in the form of readily marketable investment securities, demand deposits with commercial banks, the Federal Reserve Bank of Dallas, the Federal Home Loan Bank of Dallas, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company’s management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan and lease portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company has established a $4.0 million overnight line of credit with TIB – The Independent Bankers Bank, Dallas, Texas, a $3.0 million overnight line of credit with Amegy Bank of Texas, Houston, Texas and a $15 million overnight line of credit for the purchase of Fed Funds with Bank One, N.A. The Company’s securities safekeeping is handled by the Federal Home Loan Bank of Dallas, which allows the Company the capability of borrowing up to the amount of available collateral.

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

Not applicable

ITEM 2. CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. Not applicable

b. Not applicable

c. Not applicable

d. Not applicable

e. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10-Q:

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY CAPITAL CORPORATION
(Registrant)

Date: May 16, 2005	/s/ NIGEL J. HARRISON
Nigel J. Harrison
President and Chief Executive Officer

Date: May 16, 1005	/s/ JAMES M. MCELRAY
James M. McElray
Executive Vice President and Chief Financial Officer